Form 10-K
period 2018-12-31
Principia Biopharma Inc.
filed 2019-03-19
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38653

Principia Biopharma Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3487603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 East Grand Avenue, South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 416-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on December 31, 2018, was $ 443.0 million. The registrant has elected to use December 31, 2018 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 30, 2018 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company.

The number of shares of registrant’s Common Stock outstanding as of March 12, 2019 was 23,865,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 11, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

i

PART I

Item 1. Business.

Overview

We are a late-stage biopharmaceutical company dedicated to bringing transformative oral therapies to patients with significant unmet medical needs in immunology and oncology. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of a pill. We have produced three new drug candidates from our platform, resulting in four clinical programs. In November 2018, we initiated a pivotal Phase 3 trial of PRN1008, a wholly owned Bruton’s Tyrosine Kinase, or BTK, inhibitor for the treatment of pemphigus (pemphigus vulgaris (PV) and pemphigus foliaceus (PF)). We retain full, worldwide rights to PRN1008, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

The following chart summarizes the status of the drug candidates in our current pipeline:

Our BTK Franchise

We have developed a BTK inhibitor franchise that encompasses two differentiated oral drug candidates: PRN1008 and PRN2246/SAR442168. Our most advanced drug candidate, PRN1008, is designed to form a reversible covalent bond with the BTK enzyme. This bond confers enhanced selectivity and potential durable potency, which we believe will enable long-term, systemic treatment of chronic immunological disorders. The second drug candidate in our BTK franchise is PRN2246/SAR442168, an irreversible covalent BTK inhibitor that we designed to cross the blood-brain barrier and modulate immune cell function in the brain for the treatment of multiple sclerosis, or MS, and potentially other central nervous system, or CNS, diseases.

BTK Inhibitor for Immunology: PRN1008

We are developing PRN1008 for the treatment of multiple autoimmune diseases, the first of which is pemphigus, a rare, chronic skin disease with a considerable unmet medical need for safe, rapidly acting and effective treatments that do not rely on the significant use of corticosteroids, or CS. The current standard of care for pemphigus typically consists of CS in high doses which may be given in combination with Rituxan, a B cell depleting agent. It is well documented that CS have serious and often long-term morbidities including infections, type II diabetes, osteoporosis, and cardiovascular effects, and CS can be associated with mortality as well. We elected to develop PRN1008 for pemphigus in part because it is a generalizable model for other autoantibody-driven diseases.

We initiated a global Phase 3 pivotal trial, the PEGASUS study, of PRN1008 in pemphigus in November 2018. This randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trial of PRN1008 is being studied in PV patients, and a smaller number of pemphigus foliaceus, or PF, patients. PRN1008 has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of PV and by the European Commission, for treatment of pemphigus (including both PV and PF). If supported by the trial data, regulatory approvals for pemphigus rather than for PV will be sought in most territories apart from the United States, where an approval for the treatment of PV alone will be sought.

We have completed an open-label Phase 2 study that enrolled 27 patients with newly diagnosed (mild to moderate) and relapsed (mild to severe) pemphigus PDAI (8-45) (including both PV and PF) according to Shimizu classification (Shimizu et al 2014). In March 2019, this data was presented at the 2019 American Academy of Dermatology Annual Meeting as a late-breaking presentation. Twenty-four patients were treated with oral PRN1008 and low dose corticosteroids (LDCS; <0.5 mg/kg/day) for twelve weeks, with twelve weeks of follow-up. The primary endpoint was control of disease activity (CDA) (where new lesions cease to form, and existing lesions begin to heal) at Week 4. Other secondary endpoints included complete remission rates and reduction in anti-desmoglein autoantibody levels. The study achieved the primary endpoint of CDA on low dose corticosteroids in 54% of patients at Week 4. The CDA results were generally consistent across all major subgroups. At Week 12, CDA occurred in 73% of patients. Of 24 patients who completed the study, after 12 weeks of treatment, 17% achieved a complete response by Week 12 and 25% by Week 24. PRN1008 was generally well-tolerated. The most frequently reported treatment related adverse events were nausea, abdominal pain (upper), headache, and infection in 15%, 11%, 11%, and 11% of patients, respectively. We also have initiated a Phase 2 clinical trial extension of PRN1008 in pemphigus patients, which extension increases the active treatment period with PRN1008 from 12 to 24 weeks and we anticipate the top-line results from this trial extension to be available in the fourth quarter of 2019.

Our second clinical program is PRN1008 for the treatment of immune thrombocytopenic purpura, also known as immune thrombocytopenia, or ITP, a rare and often chronic autoimmune disease in which the blood levels of platelets, a key component to normal blood clotting, drop to unsafe levels. We have initiated a Phase 2 clinical trial in ITP and have increased the PRN1008 active treatment period from 12 to 24 weeks, with top-line data expected to be announced in the fourth quarter of 2019. We presented preclinical data in 2017 which indicated that the addition of therapeutically relevant concentrations of PRN1008 did not interfere with normal platelet aggregation responses in blood samples from both healthy volunteers and ITP patients. These results contrast with ibrutinib, the leading marketed BTK inhibitor, which demonstrated in the same preclinical study a significant reduction in platelet aggregation responses in blood samples from healthy volunteers.

Beyond pemphigus and ITP, we believe there are numerous immunological disorders for which PRN1008 may have therapeutic benefit. PRN1008 has demonstrated clinical and preclinical efficacy in a number of disease-relevant mechanisms, including rapid anti-inflammatory effects, neutralization of pathogenic autoantibodies and blockade of production of new autoantibodies. The collective preclinical and clinical data suggests that PRN1008 has the potential to reshape the treatment of a wide range of autoimmune and inflammatory diseases.

BTK Inhibitor for CNS Diseases: PRN2246/SAR442168

PRN2246/SAR442168 is designed to treat MS and potentially other CNS diseases, in part by inhibiting B cells and other immune cells in the brain. During neuro-inflammation, the number of B cells in the brain increases and such increase is thought to play a central role in the pathology of MS and other CNS diseases. In late 2017, we formed a collaboration with Sanofi under which we received a $40.0 million upfront payment and are eligible to receive milestone payments of up to an aggregate of $765.0 million and tiered royalties up to the mid-teens on future sales. In February 2019, Phase 1 data was presented at the 2019 Americas Committee for Treatment and Research In Multiple Sclerosis Annual Meeting. In the Phase 1 trial in over 70 healthy volunteers, PRN2246/SAR442168 was found to be well tolerated at all dose levels studied and all treatment-related treatment-emergent adverse events were mild in nature. BTK occupancy increased in a dose dependent manner; high levels of peripheral BTK occupancy were achieved after single doses of 30 mg and higher. In the multiple-ascending dose (MAD) portion of the study, BTK occupancy after 10 days approached maximal levels in the lowest dose group (7.5 mg) studied. In a dedicated arm of the trial (120 mg), human CNS exposure was confirmed in cerebral spinal fluid in all participants in the arm, highlighting the potential for PRN2246/SAR442168 to impact B cell-driven inflammation in both the periphery and CNS. We have received $25.0 million in milestones in 2018 under our agreement. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens.

FGFR Inhibitor for Solid Tumors: PRN1371

PRN1371, an additional wholly owned drug candidate, is an inhibitor of Fibroblast Growth Factor Receptor, or FGFR, designed for the treatment of solid tumors. FGFR controls tissue homeostasis, or tissue maintenance and regeneration, and is a clinically validated target in multiple solid-tumor indications. We discovered and developed an irreversible FGFR inhibitor to treat FGFR-driven solid tumors, and have completed the dose escalation portion of the Phase 1 trial. With a well-tolerated and pharmacologically active dose now identified, we are studying PRN1371 in bladder cancer. The expansion cohort of our Phase 1 trial is currently evaluating patients with metastatic urothelial carcinoma having FGFR 1, 2, 3, or 4 genetic alterations, and we are planning another study for treatment of early bladder cancer, non-muscle invasive bladder cancer, which has a high rate of FGFR expression.

Oral Immunoproteasome Program

We have discovered multiple series of highly selective, oral small molecule inhibitors of the immunoproteasome. In June 2017, we formed a collaboration with AbbVie Biotechnology Limited, or AbbVie, to develop therapies to bring the power of oral proteasome inhibition safely into the field of immunology for the treatment of inflammation and autoimmune disorders. Under this collaboration agreement, we received a $15.0 million upfront payment in June 2017.  In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program, following an assessment by AbbVie that there is no longer a strategic fit of our highly selective inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus.  We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us.

Tailored Covalency® Platform

Our proprietary Tailored Covalency platform enables us to reproducibly develop molecules, like PRN1008, which have the potential to be best-in-class and highly differentiated based on their mode of action, selectivity and target residence time. We believe that we can rapidly discover and advance our drug candidates to clinical trials as compared to standard methods. Our approach has the potential to address historically undruggable targets that underlie many diseases with high unmet medical need. We believe that our covalent drug candidates, if approved, will significantly improve treatment paradigms and clinical outcomes for patients.

Leadership

We are led by an experienced management team with an unwavering commitment and focus on serving patients in immunological and oncological diseases. Collectively, our executives have contributed to the research, development, approval and launch of multiple drugs in both immunology and oncology, including Rituxan, Ocrevus, Xolair, Avastin, Tarceva, Kyprolis, Belatacept, Inflectra Biosimilar and Baloxivir.

Our Strategy

Our goal is to become the leader in the discovery, development and commercialization of highly selective, irreversible and reversible, covalent small molecule drugs focused on immunology and oncology. To achieve this goal, we intend to:

•

Advance PRN1008 through clinical development to commercialization in pemphigus, ITP and other rare immunological disease indications with high unmet need. Based on the interim results from our Phase 2 trial in pemphigus, we initiated a pivotal Phase 3 trial of PRN1008 in pemphigus (PV & PF) in November 2018. In parallel, we have initiated a Phase 2 trial of PRN1008 in ITP, and anticipate announcing topline results in the fourth quarter of 2019. We intend to assess one or more additional immunological indications for PRN1008 for future clinical development.

We expect to commercialize PRN1008, if approved, by developing our own sales organization targeting dermatologists and hematologists at specialized centers in the United States.

•

Collaborate with our partner Sanofi to advance PRN2246/SAR442168, our BTK inhibitor that we designed to cross the blood-brain barrier, through clinical development for the treatment of MS. In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. Prior to the initiation of the Phase 3 clinical trials for PRN2246/SAR442168, we will decide whether to exercise our option to fund a portion of the development costs of these trials in exchange for additional economic rights.

•

Develop PRN1371, our FGFR inhibitor, for the treatment of bladder cancer. We have initiated the expansion cohort of our Phase 1 trial of PRN1371 in patients with metastatic urothelial carcinoma having FGFR 1, 2, 3, or 4 genetic alterations and are planning another study for treatment of non-muscle invasive bladder cancer, an early bladder cancer, which has a high rate of FGFR expression.

•

Expand our pipeline by creating additional highly selective, oral drug candidates against important targets in immunology and oncology. We are expanding our wholly owned pipeline by continuing to innovate and discover differentiated oral small molecules with the potential to be best-in-class, and we intend to keep our programs at the forefront of covalent inhibitor drug discovery by investing in new technologies that will broaden the target space of our Tailored Covalency platform. In addition, we plan to explore the new biology discovered with our oral immunoproteasome inhibitors and to select the optimal development path for these highly differentiated assets.

•

Utilize collaborations in support of our long-term goals. As we have done with our collaboration with Sanofi, we plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates, particularly in indications with large target patient populations.

Our Approach and Platform—Tailored Covalency

We are challenging the premise of oral drug design by using our proprietary Tailored Covalency® platform to create therapies that are optimized for residence time, the duration of time that a drug binds to its target. We believe that our platform enables us to purpose-design and develop small molecule inhibitors of enzymes and receptor ligands with potencies and selectivities that rival those of injectable biologics, yet maintain the convenience of a pill. Compared to other small molecules, the properties of our drug candidates have the potential to improve efficacy while minimizing both the off-target effects and total exposure.

Key properties and potential benefits of our Tailored Covalency platform include:

To develop our drug candidates, we select highly sought-after targets that have been difficult to inhibit using standard small molecule efforts. Small molecule drugs derive their effect by interacting with target proteins in locations known as binding pockets. Guided by molecular modeling, we design small molecule drug candidates with two components, or keys, that fit the non-covalent features (the first lock) and the covalent elements (the second lock) of the target in the binding pocket. We believe that this “double lock-and-key” solution results in small molecules with high selectivity for their targets, thus reducing off-target activity. In contrast, the single-key solution typical of many standard small molecule drugs may allow the molecule to bind to multiple targets, which can lead to poor selectivity and result in unintended side effects. We believe our double lock-and-key solution has contributed to our ability to purpose-design multiple drug candidates for specific indications.

The following diagram depicts our double lock-and-key solution:

We use proprietary biochemical and cellular assays that are developed in-house to measure and subsequently optimize a drug’s target residence time. Standard small molecule drugs have a short residence time and, therefore, require dosing regimens that sustain minimum concentration levels in the blood at all times to maintain beneficial effects on the target. In preclinical studies, we observed that the drug optimized using biochemical and cellular residence time assays can result in a long residence time in vivo. Our clinical experience with PRN1008, a reversible covalent BTK inhibitor, has further supported this result and confirmed that a low concentration of PRN1008 in blood for just a few hours is sufficient to inhibit, as measured by occupancy, BTK in the desired inhibition range of 60-100% over a period of 24 hours. We believe this minimizes both off-target effects and total exposure of the drug while achieving high clinical benefit.

By optimizing for target residence time, our drug candidates remain bound to the target but otherwise clear the body rapidly, as exemplified in the figure below:

Our suite of covalent technologies that we incorporate into our drug designs falls into two general categories that can be used to optimize residence time:

•

Reversible covalent compounds have a unique feature where the covalent bond between the inhibitor molecule and the target protein is fully reversible and, thus, does not permanently modify the target protein. Because the covalent bond is fully reversible, off-target binding is transient and of limited consequence. Another benefit of the reversible covalent solution is that the target residence time of the molecule can be tailored. As a result, we can design molecules with varying target residence times, evaluate their efficacies and then select drug candidates based on optimized properties.

•

Irreversible covalent compounds are designed to provide maximal occupancy to drive efficacy by permanently inhibiting the target protein. Because the covalent bond between the molecule and the target protein is irreversible, the target protein is permanently modified and, thus, the duration of the inhibition is determined by the length of time that it takes for the body to produce new replacement target proteins. When incorporating this covalent approach, we design drug candidates that require a low daily dosage in order to limit the amount of drug that circulates in the body and, thus, reduce the likelihood of off-target effects, while taking advantage of the additional potency of the irreversible bond.

Our proprietary tools enable us to purpose-design drug candidates that are both highly selective and optimized for target residence time. This new approach to small molecule drug discovery is both highly efficient by industry standards and reproducible, as we have produced three new drug candidates, resulting in four clinical programs.

We utilize our proprietary assays to measure target engagement from human tissue, such as blood, confirming that our drug candidates are absorbed and bind to their target following oral dosing. We have leveraged these assays as built-in clinical biomarkers to enable early determination of efficacious exposure requirements for each drug candidate, thus allowing for clear decision points and selection of dose ranges for our clinical trials. We believe the rapid cycle time of our approach leads to a heightened probability of technical success, or PTS, as shown in the following graphic.

We are expanding our wholly owned pipeline by continually innovating and discovering additional novel small molecules. We intend to remain at the forefront of covalent drug discovery by investing in new technologies that will expand the druggable target space that is addressable with our Tailored Covalency approach.

Our Development Programs

In tailoring molecules for specific diseases, our platform has already yielded a pipeline of orally available, potent and selective drug candidates.

Bruton’s Tyrosine Kinase Franchise

Overview

Our ability to tailor drug candidates to specific diseases with our Tailored Covalency platform is best illustrated with our BTK inhibitor franchise. The franchise encompasses two potentially transformative oral drug candidates that we have designed to exhibit specific properties. PRN1008 is an oral small molecule with potent and durable action, designed for use as chronic therapy of moderate to serious immunological disorders. PRN2246/SAR442168 is an oral small molecule designed to cross the blood-brain barrier to reach aberrant immune cells inside the CNS with relatively low doses and high potency, to treat MS and a variety of other CNS diseases.

BTK is present in the signaling pathways of most types of white blood cells except for T cells and plasma cells. Our inhibitors selectively target BTK inside these cells, and inhibition of this enzyme results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation.

The ability to impact both early and later processes of autoimmunity halts multiple propagators of the autoimmune cascade without depleting B cells. Inhibition of BTK results in rapid anti-inflammatory effects, neutralization of pathogenic autoantibodies, and blocks the production of new autoantibodies. Inflammation and autoantibodies are the key drivers in many autoimmune diseases like pemphigus and ITP. The action of BTK inhibition offers broad activity compared to other agents in the treatment of autoimmune diseases without the long-term impact of B cell depletion or the inconvenience of injectable therapies.

We believe this profile of a clinically reversible, targeted-immunomodulation, as shown in the table below, should have broad applicability across multiple immunological diseases:

The graphic below illustrates several areas where there is scientific rationale and/or clinical data to support the development of BTK inhibitors as a therapeutic modality. The indications shown in blue represent potential areas where we may choose to further develop our BTK franchise. The indications shown in orange represent areas we would consider pursuing together with a global partner. The indications shown in red represent areas currently well-served by marketed BTK inhibitors.

While there are many potential indications for the use of a BTK inhibitor, we have made a strategic decision to focus on developing PRN1008, our wholly owned BTK inhibitor, in high unmet need indications. We have partnered PRN2246/SAR442168, our BTK inhibitor for CNS diseases, with Sanofi in order to maximize its value in indications such as MS, where large clinical development programs are required. We believe that the oncology market for BTK inhibitors is well addressed with currently approved and in-development first-generation BTK inhibitor molecules. While these first-generation BTK inhibitors have made significant contributions to the treatment of hematological malignancies, their adverse effects provided the inspiration for our development of next generation molecules more suitable for the chronic autoimmune diseases we seek to address. Therefore, we will focus our efforts initially on the smaller, orphan autoimmune and inflammatory indications.

PRN1008 for the Treatment of Pemphigus

We are developing PRN1008 for pemphigus because the characteristics of the disease present an opportunity for PRN1008 to demonstrate its multiple benefits, including rapid anti-inflammatory effects, neutralizing the effects of pathogenic autoantibodies and blocking the production of new autoantibodies without depleting B cells. PV, the predominant type of pemphigus in most countries, is an orphan indication with clinical endpoints suitable for regulatory approval. In March 2019, data from the completed open-label Phase 2 trial of PRN1008 in patients with PV were presented as a Late Breaker at the 2019 American Academy of Dermatology annual meeting. The primary efficacy endpoint of the Phase 2 trial –CDA within four weeks – was reached by more than 50% of patients and PRN1008 was generally well tolerated.  Based on the results of the Phase 2 trial, we initiated the PEGASUS study, a global, randomized, double-blind, placebo-controlled, pivotal, Phase 3 clinical trial of PRN1008 in patients with moderate to severe pemphigus. We have conducted our Phase 2 pemphigus clinical trial in five non-U.S. countries, and we anticipate that our Phase 3 trial will include patients in over 15 countries, including the United States. In anticipation of seeking broader approvals for pemphigus, including both PV and PF, in territories outside the United States, the trial will include some PF patients, with full statistical power for an analysis of both PV and PF.

Disease Background

Pemphigus is a group of rare, potentially life-threatening, chronic diseases characterized by acantholysis, or the loss of intercellular adhesion among keratinocytes, which results in erosions and blisters of the skin and mucous membrane. The major forms of pemphigus are induced by pathogenic autoantibodies acting against intercellular adhesion proteins in the epidermis of skin and mucous membrane called desmosomes. As a result, the upper layer of the epidermis can split away from its base and result in the erosions and blisters characteristic of the disease. Widespread skin and mucous membrane involvement impairs this very important barrier to microbes and can result in life-threatening systemic infections.

The two major clinical variants are PV and PF. Typically, PV and PF occur in adults between 40 and 60 years old. PV affects both the skin and mucous membrane whereas PF affects only the skin. PV is caused when pathogenic autoantibodies attack dsg-3 or both dsg-3 and dsg-1, and is more prevalent in people of Middle Eastern descent. PF is caused when pathogenic autoantibodies attack dsg-1. The estimated worldwide prevalence of pemphigus is approximately 150,000 to 180,000 patients. Prevalence in the United States is estimated to be approximately 40,000 of which approximately 80% consists of PV patients. Prevalence in Europe is estimated to be approximately 80,000 of which approximately 80% consists of PV patients. Approximately 75% of PV patients, in the United States and Europe, present with moderate or severe PV. Given the fatal nature of this disease, we believe that the majority (90% plus) of these patients require treatment. The current patient population consists mostly of relapsed patients that require ongoing treatment. Worldwide, the annual incidence of new cases has been estimated to be between one and five cases per million of population.

Limitations of Current Therapies

The current focus of pemphigus treatment is to decrease blister formation on the skin and mucous membranes and to promote healing of blisters and erosions with the least amount of medication required to achieve disease control. CS are the mainstay of currently available PV therapies. It is well documented that CS have serious and often long-term morbidities including infections, type II diabetes, osteoporosis and cardiovascular effects, and CS can be associated with mortality as well. In patients who are newly diagnosed or those who experience relapses, prednisone, a CS, is typically administered for three to six months or longer until there is control of the disease. After control is achieved, prednisone is gradually tapered and, if required, another immunosuppressive agent, such as azathioprine, methotrexate or mycophenolate mofetil, is added to maintain disease control.

In June 2018, the FDA approved rituximab for the treatment of PV. Rituximab is an anti-CD20 antibody that is administered by infusion and is indicated for the treatment of hematological malignancies, rheumatoid arthritis, or RA, granulomatous polyangiitis, or GPA, and microscopic polyangiitis, or MPA. Anti-CD20 antibodies act by depleting B cells, a process that takes several months and requires an initial concomitant administration of high-dose CS. The associated risks are primarily severe infusion reactions, including anaphylaxis, and rare and serious infections that can be fatal. Furthermore, the long-term risks of chronic B cell depletion have not been fully characterized.

Our Solution

PRN1008, an orally administered BTK inhibitor, has demonstrated the ability to rapidly induce clinical responses in the majority of patients independent of stage, severity, or duration of disease without the use of high-dose CS and their associated toxicities. Furthermore, PRN1008 delivers these benefits without affecting T cells or causing chronic B cell depletion (thus retaining most immune functions) and with reversibility of drug effects upon dose interruption. These attributes could make PRN1008 a first-in-class oral treatment for this debilitating orphan disease.

Phase 2 Clinical Trial of PRN1008 in Pemphigus

We have completed our open-label Phase 2 clinical trial, Believe-PV, to evaluate PRN1008’s potential to induce rapid onset of clinical response, enable tapering of CS, and lower autoantibody levels. Phase 2 measured the efficacy, safety, tolerability and pharmacodynamics of PRN1008 in patients with newly diagnosed or relapsing, biopsy-proven, mild or severe PV (Pemphigus Disease Activity Index, or PDAI, of 8 to 45) for whom an initial period of PRN1008 monotherapy or combination with low doses of CS was judged to be clinically acceptable. PRN1008 has been administered orally to patients with pemphigus, most of whom had PV confirmed by anti-desmoglein 3 antibodies, and a small number of whom, although originally diagnosed with PV, had a PF antibody profile. The Phase 2 trial had a treatment period of 12 weeks and a follow-up period of 12 weeks. We have initiated a Phase 2 extension to this trial that increased the active treatment period to 24 weeks, with a follow-up period of four weeks and allows more severe PDAI scores up to 60. We are conducting the trial at several global sites outside the United States.

The clinical efficacy endpoints of the Phase 2 clinical trial are based on global pemphigus guidelines, including control of disease activity, or CDA, where new lesions have stopped appearing and established lesions begin to heal, and complete remission, or clinical CR, where all lesions are healed. Quantitative disease scores such as the PDAI, and Autoimmune Blistering Quality of Life, or ABQOL, are measured at each visit, as well as BTK occupancy in circulating white blood cells. The primary endpoint is the proportion of patients able to achieve CDA on ≤ 0.5 mg/kg of prednisone or equivalent CS (so-called “low-dose” CS in the blistering diseases field) by the Day 29 visit.

The patient demographics of this Phase 2 trial are highly representative of a mixed population of newly diagnosed and relapsing pemphigus patients. The mean age is 52 years old (37-72) with an average disease duration of six years (range 0-25) and PDAI score of 19 points (range 8-43). Average body mass index was 27 kg/m2 (range 20-38). Similar numbers of men and women were studied (56% female). There were more relapsing patients (n=18) than newly diagnosed (n=9). The mean dose of CS at trial entry was 14 mg (range 0-30). Among the population studied, anti-dsg3 antibody levels confirmed the diagnosis of PV in 23 (85%) patients. One (4%) patient was autoantibody negative, and three (11%) patients had only positive anti-dsg1 antibodies, suggesting a diagnosis of PF and not PV. Three of 27 patients had their dose of PRN1008 increased to 500 mg or 600 mg twice daily in response to increased disease activity, with all other patients remaining on 400 mg twice daily throughout the study.

In this trial, 14 of 26 (54%) patients treated with PRN1008 met the primary endpoint of CDA on zero or low-dose CS by the Day 29 visit. Two of 26 (8%) patients achieved CDA on zero CS by the Day 29 visit, demonstrating activity of PRN1008 without any CS. Four of 24 (17%) patients who completed the study had achieved CR on low-dose CS by the Day 85 visit.

For the clinical CR, as seen in the image above, the mean dose of CS was 8 mg with a range from 1 to 20 mg. Key secondary endpoints had a median anti-DSG antibodies reduced by up to 65%, a median clinical CR duration after PRN1008 cessation of approximately two months, and the time to relapse from CDA/CR at the end of the 12 weeks of therapy was from 27 up to greater than 99 days.

PRN1008 was observed to lower both anti-dsg1 and anti-dsg3 levels, the two most prevalent pathogenic autoantibodies in patients with pemphigus. This effect was seen as early as the Day 29 visit. Furthermore, in most patients with initially elevated anti-dsg3, levels remained suppressed after cessation of PRN1008 treatment, suggesting a sustained effect beyond the 12-week period of PRN1008 treatment on patients’ pemphigus-associated pathogenic autoantibodies.

Efficacy after four weeks of treatment was consistently seen across all subgroups with the exception of the one anti-desmoglein antibody-negative patient and three patients with a PF antibody profile, as shown in the figure below. At week 12, two of the three PF patients had later clinical responses, on low-dose CS. In addition, at week 12, we saw an increase proportion of CDA achieved across the different subgroups that include relapsed PV patients.

Consistent with the observations from the Phase 1 trials in healthy volunteers, PRN1008 has been well-tolerated in this pemphigus trial. No clinically significant laboratory, vital signs and/or electrocardiographic signals were observed. No treatment-related deaths, or adverse events leading to discontinuation of treatment were reported.

Three serious adverse events have been reported, only one of which was deemed by the investigator to be related to PRN1008. The related event was a Grade 3 event of cellulitis, a bacterial skin infection that led to hospitalization and dose interruption for three days. The patient was retreated for a further two months without event recurrence.

The most frequent treatment-emergent adverse events, or TEAEs, independent of causality, nausea (22%), headache (15%), abdominal pain upper (11%) and diarrhea (11%). The most frequent TEAEs deemed by the investigator to be related to PRN1008 therapy were nausea (15%), abdominal pain (upper) (11%),  headache (11%) and infection (11%)— all mild or moderate in severity with the exception of one event of cellulitis that resolved. Two patients on chronic anticoagulation medication (rivaroxaban) have been treated without bleeding complications. TEAEs are summarized in the table below.

Treatment-Related, Treatment-Emergent Adverse Events: Phase 2 Incidence ≥ 10%

	Grade 1-2		Grade 3-4		All Grades
	n	Percentage (n=27)	n	Percentage (n=27)	n	Percentage (n=27)
Nausea	4	15	—	—	4	15
Headache	3	11	—	—	3	11
Abdominal pain (upper)	3	11	—	—	3	11
Infection	2	7	1	4	3	11

In this trial, we observed no reported incidences of major hemorrhage, atrial fibrillation, neutropenia or thrombocytopenia - events that have been reported with marketed BTK inhibitors.

Analysis of the pharmacokinetic and pharmacodynamic endpoints revealed therapeutic levels of BTK occupancy in peripheral white blood cells in all but one patient; the pre-dose average at steady state was 78% (pre-dose target was ≥ 70-80%) and the average Day 1, 2-hour post-dose BTK occupancy was 82%. As would be expected due to the rapid systemic clearance and slow off-rate kinetics of PRN1008 from its target, plasma concentrations at trough (approximately 12 hours post-dose) were minimal while BTK occupancies remained high.

Canine Study of PRN1008 Monotherapy in Pemphigus Foliaceus

Because pemphigus naturally occurs in both humans and dogs, primarily affecting the skin and paws of the dog, we were able to conduct a clinical trial of PRN1008 in PF dogs. This canine clinical trial demonstrated the effects of PRN1008 as a monotherapy without the need for the usual care of CS, and the PDAI results shown in the graph below were similar to the results of our Phase 2 human clinical trial in pemphigus. The images of Dog #1 show progression over the course of the trial.

Clinical Improvement in Canine Pemphigus with PRN1008 Monotherapy

Design of the Phase 3 Clinical Trial of PRN1008 in Pemphigus

We initiated the PEGASUS study, a global, randomized, double-blind, placebo-controlled, pivotal, Phase 3 clinical trial of PRN1008 in approximately 120 patients with moderate to severe pemphigus. This trial will evaluate PRN1008 versus placebo, using a background treatment of tapering doses of prednisone. The trial entry criteria include patients with moderate to severe pemphigus who are either newly diagnosed or relapsing with chronic disease. The demographics of this trial are anticipated to be similar to the Phase 2 trial which included a majority of PV patients and a small number of PF patients. This demographic will potentially represent three quarters of the pemphigus patient population. The primary endpoint will be the ability of PRN1008 to achieve durable CR on very low-dose prednisone ( ≤ 5 mg) after 36 weeks of treatment. Durable CR is defined as a state in which all lesions have healed and no new lesions have appeared for a period of at least eight weeks. Key secondary endpoints include cumulative CS use, time to CR, and durable CR on ≤ 10 mg CS. After 36 weeks, patients will be allowed to be treated with active PRN1008 therapy in an open-label extension period of 24 weeks. The trial size of the Phase 3 is similar to those of two recent randomized, controlled, Phase 3 trials investigating rituximab and ofatumumab in PV. Primary endpoint effect sizes are calculated by extrapolation of our Phase 2 data and recent historical data for rituximab as compared to placebo on a background of tapering prednisone. The clinical trial has been designed with an estimated statistical power of greater than 90%. We also plan to conduct an open-label safety trial, which will enroll patients from both the Phase 3 and prior Phase 2 trial who wish to continue treatment with PRN1008.

PRN1008 for the Treatment of ITP

We also are developing PRN1008 for the treatment of ITP. We believe there is a strong mechanistic rationale for BTK inhibition to be disease modifying in ITP. Furthermore, PRN1008 has demonstrated that it did not impact platelet aggregation in blood samples from either normal healthy volunteers or ITP patients, thereby potentially avoiding the bleeding and bruising risk typically associated with other BTK inhibitors.

Disease Background

ITP is a rare and often chronic autoimmune disease where blood levels of platelets, a key component in normal blood clotting, drop to very low levels. Similar to pemphigus, ITP is an autoimmune disease driven by pathogenic autoantibodies. In the case of ITP, these pathogenic autoantibodies are targeting platelet glycoproteins. Autoantibody binding results in Fc g receptor-mediated destruction of platelets primarily by macrophages. Increased levels of circulating B cells excreting platelet glycoprotein antibodies have been reported in ITP patients. ITP patients have been observed to have increased levels of circulating B cells excreting platelet glycoprotein. While ITP patients can be asymptomatic, they often have episodic nose and gum bleeding, frequent bruising and significant fatigue. Primary ITP, also known as idiopathic, occurs when ITP develops for no known reason. Secondary ITP is associated with other illnesses such as an infection or autoimmune disease, such as systemic lupus erythematosus, or occurs after transfusion or taking certain drugs, for example, certain drugs used to treat cancer. Patients also endure a poor quality of life due to the need to limit activities and monitor blood parameters to decrease the risk of serious bleeding. In 2018, according to a survey of 1,300 ITP patients published at the European Hematology Association, 36% of patients said having ITP had a high impact on their emotional well-being, severe fatigue being the most difficult impact for these patients to manage from an emotional perspective. The most severe medical issue in these patients was intracranial bleeds, which can be fatal. In cases of severe ITP, the five-year mortality rate due to intracranial bleeding in patients over 60 years of age is 47.8%, according to a retrospective study on bleeding risk with ITP published in the Archives of Internal Medicine.

While most pediatric cases go into spontaneous remission within six to 12 months, the majority of adult cases progress to chronic ITP, according to an international working group for ITP published by Blood. Worldwide, the incidence has been estimated to be between 10 and 20 cases per hundred thousand of population. There are approximately 330,000 people living with primary and secondary ITP in the United States and Europe, including approximately 70,000 people with chronic primary ITP in the United States and almost 90,000 in Europe. In addition, there are over 30,000 people living with chronic secondary ITP in the United States and 36,000 people living in Europe. Approximately 90% of chronic ITP patients continue to need additional therapy. Patients must be treated if their platelet levels drop to below 30,000 per mm 3 to avoid potentially fatal intracranial bleeds; however most physicians treat patients if their platelet levels drop to between 50,000 to 60,000 per mm3. The optimal treatment for the vast majority of patients with chronic ITP is determined by their platelet level responses.

Limitations of Current Therapies

Current ITP therapy is divided into two distinct groups: first-line treatment to treat acute episodes of the disease, which typically last less than six months, and second-line therapy for chronic treatment and control of the disease. There is no current option that provides a safe and effective therapy that can be used to manage episodes, control the disease and prevent flares with chronic treatment.

First-Line Treatments: A short course of CS or a single dose of intravenous immunoglobulin therapy, or IVIg, is typically used as a first-line treatment. While initial responses to CS offer a rapid onset of efficacy and a high initial response rate, at least 50% of patients ultimately relapse following tapering and will require additional therapy. It is well documented that CS have serious and often long-term morbidities, including serious infections, type II diabetes, osteoporosis and cardiovascular effects and can be associated with mortality as well. IVIg is often used as rescue therapy when platelet levels are extremely low to avoid immediate bleeding risks. However, it is not commonly used for chronic therapy due to its transient effects, significant toxicities, IV administration and high cost of treatment.

Second-Line Treatments and Beyond: There are several treatments used in chronic ITP. Nearly all patients receive treatment based on their platelet counts and symptoms, according to American Society of Hematology guidelines. Most patients receive either a thrombopoietin receptor agonist, or TPO-RA, or rituximab as second-line, and then are treated upon relapse with whichever of those two drugs was not used initially. Splenectomy, the surgical removal of the spleen, was once considered to be the standard of care for second-line treatment of ITP. However, due to the surgical risks and the lifetime heightened risk of serious bacterial infections it has been replaced by TPO-RA, a class of drugs that are aimed at increasing platelet production but have no ability to stop platelet destruction. Currently, there are two approved TPO-RA, romiplostim, a weekly subcutaneous injection, and eltombopag, a daily oral tablet. Rituximab is often used off-label as a second-line treatment for ITP in adults due to its strong short-term response rates. However, poor long-term efficacy and unknown safety are considered to be drawbacks. Recently, the FDA approved fostamatinib disodium hexahydrate, an oral inhibitor of spleen tyrosine kinase, or Syk. In its clinical program, fostamatinib has demonstrated efficacy in about 18% of patients and has been associated with diarrhea, hypertension, liver toxicity, neutropenia and fetal toxicity.

The key unmet needs in ITP are treatments that work beyond first line and have better durability and a more rapid onset. Currently available treatment options are limited by short duration of response and safety concerns, leaving significant numbers of ITP patients without reasonable treatment options. While the introduction of TPO-RA has been very advantageous, there are few options that effectively target the underlying cause of ITP in the majority of patients, pathogenic antibody production, and subsequently stop destruction of platelets and prevent low platelet production. The current treatments that target pathogenic autoantibodies are limited by toxicities, route of administration (IV), relapse rates and risk of infection.

Our Solution

We are developing PRN1008 as an oral drug for the treatment of primary and secondary ITP. We believe that PRN1008 is highly suited to address the most common underlying cause of ITP—pathogenic autoantibodies—through prevention of Fc g—mediated destruction of platelets by splenic macrophages, neutralization of pathogenic autoantibodies and the blocking of the production of new autoantibodies, without depleting B cells. These mechanisms have been shown to stop the platelet destruction that otherwise results in low platelet counts in ITP patients. Thus, we believe PRN1008 has the potential to be an effective oral drug that reduces the untoward effects often seen with more invasive or broader immune suppression. In contrast to other BTK inhibitors, PRN1008 has demonstrated that it did not impact platelet aggregation in blood samples from either normal healthy volunteers or ITP patients.

Ongoing Phase 2 Clinical Trial of PRN1008 in ITP

We are conducting an open-label adaptive Phase 2 trial in up to 24 patients with relapsed primary or secondary ITP who have no other approved or available treatment options and two or more recorded platelet counts <30,000 per mm3 at study entry. Patients are dosed orally with active therapy for 24 weeks, after which there will be a 4 week follow-up period to determine safety, PK, PD and durability. Intra-patient dose-escalation is permitted every 28 days depending on clinical response, with four dosing levels studied. Dosing levels include 200 mg daily, 400 mg daily, 300 mg twice daily and 400 mg twice daily. This Phase 2 trial is being conducted at multiple sites in the United States and Europe. This trial will inform the Phase 3 trial design and a potential path to approval

PRN2246/SAR442168 for the Treatment of Multiple Sclerosis

We designed PRN2246/SAR442168, our second BTK inhibitor in clinical development, as a potential therapy for diseases characterized by neuro-inflammation. PRN2246/SAR442168 is an oral, irreversible covalent BTK inhibitor that was designed to access the brain and spinal cord by crossing the blood-brain barrier and, subsequently, to impact local immune cells within the CNS, including B cells. We have entered into a collaboration agreement with Sanofi for development of PRN2246/SAR442168, have completed our Phase 1 clinical trial of PRN2246/SAR442168, and have confirmed human CNS exposure in a dedicated arm of that trial.

Collaboration with Sanofi

In November 2017, we entered into a strategic collaboration with Sanofi, or the Sanofi Agreement, for the development of PRN2246/SAR442168 in MS and potentially other CNS diseases. Under the Sanofi Agreement, we were responsible for completing Phase 1, and Sanofi is responsible for all further clinical development activities.

In December 2017, we received a $40.0 million upfront payment and are eligible to receive development, regulatory and commercial milestones of up to an aggregate of $765.0 million as well as royalties up to the mid-teens. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. In 2018, we received a total of $25.0 million for the achievement of multiple early development milestones.

Disease Background

MS is considered an inflammatory autoimmune disease of the central nervous system that leads to attacks on the surrounding covers of nerve cells, known as the myelin sheath. The disease is characterized by demyelination and neurodegeneration that manifests clinically as worsening physical disability and other deficits. Although the precise etiology of MS remains unclear, the key pathophysiology is the formation of lesions caused by an aberrant inflammatory cascade. Clinical symptoms include numbness, difficulty walking, visual loss, loss of coordination and muscle weakness. The course of MS is highly varied and unpredictable. About 45% of patients experience ambulatory or walking impairment after the onset of the disease. Many components of the immune system are involved in the disease, including T cells, cytokines and B cells. B cells in the CNS are linked to severity of disease and may be due to chronic, inflammation-inducing B cell generating tissue in the CNS. BTK is critical for B cell differentiation, activation and maturation and also regulates the activation of other immune cells in the periphery and CNS.

Approximately 400,000 patients suffer from MS in the United States and globally there are approximately 2.3 million diagnosed patients, approximately 50% of whom are treated with drug therapy. The size of the MS market is expected to be approximately $24.0 billion in 2025. Recent advances in the understanding of MS has evolved the terms in which the disease is described and to focus on the more unmet need areas of progression and inflammation.

Limitations of Current Therapies

Current treatments primarily target cytokine behavior; suppress T cell activation, proliferation, migration, and CNS infiltration; and inhibit B cell activity. These therapies have demonstrated efficacy predominantly in patients whose disease is characterized by an active inflammatory component—mainly relapsing-remitting MS, or RRMS, and relapsing secondary progressive MS, or SPMS—but have proven less effective in patients with primary progressive MS, or PPMS. Optimal management of MS should target inflammation on both sides of the blood-brain barrier. Most drugs are more efficacious in RRMS and generally target T cell activation and cytokines. To date the only approved therapy for PPMS is the recently approved B cell–depleting monoclonal antibody, ocrelizumab.

Our Solution

The role of B cells in the pathogenesis of MS has been clinically validated through the successful clinical use of ocrelizumab, which selectively depletes peripheral CD20-expressing B cells. B cells increase in number in the brain during neuro-inflammation, and they are thought to play a central role in MS pathology through multiple mechanisms including antigen presentation, cytokine secretion and antibody production. The second validation of the mechanism comes from a Merck KGaA Phase 2 trial studying the BTK inhibitor, evobrutinib, in relapsing MS patients that met its primary endpoint of clinically meaningful reductions of gadolinium-containing contrast agents when compared to placebo. Gadolinium normally cannot pass from the bloodstream into the brain or spinal cord due to the blood-brain barrier, but during active inflammation within the brain or spinal cord, as during an MS relapse, the blood-brain barrier is disrupted, allowing gadolinium to pass through and mark areas of active inflammation. In data presented at ACTRIMS 2019, Dallas TX, evobrutinib 75 mg QD and BID significantly reduced the number of T1 Gd+ lesions vs placebo in patients with active RMS (relapsing MS) over 24 weeks of treatment. A trend towards a reduction in ARR (annual relapse rate) was seen with evobrutinib 75mg QD and BID. A dose response relationship was observed for both measures. These results would seem to represent clinical proof of concept for a BTK inhibitor in the treatment of MS.

Accumulating evidence also suggests that microglial cells play a critical role in the inflammatory cascade in neuro-inflammatory disorders and preclinical studies demonstrated the importance of the microglial function in antibody-mediated demyelination. Thus, penetration of the CNS and periphery would give PRN2246/SAR442168 the potential to target multiple pathways involved in the initiation and propagation of CNS inflammation and autoimmune diseases such as MS. As an oral drug candidate designed to reach not only peripheral but also central pathogenic autoantibodies within the CNS, we believe PRN2246/SAR442168 represents a unique opportunity to affect this devastating disease.

B cells are key drivers in MS, regulating autoimmunity and neuro-inflammatory responses. The action of BTK inhibition on both sides of the blood-brain barrier potentially offers broad activity, compared to other agents in the treatment of MS, to target systemic autoimmunity and local CNS inflammation. This profile of a targeted CNS penetrant immunosuppressive, as shown in the table below, may have broad applicability in MS and across other neuro-inflammatory diseases.

Phase 1 Clinical Trial of PRN2246/SAR442168

The Phase 1 trial was a first-in-human randomized, double-blind, placebo-controlled trial to evaluate the safety and tolerability of five single ascending dose, or SAD, cohorts (5 to 120 mg), and five multiple ascending dose, or MAD, cohorts (7.5 to 90 mg once daily) of PRN2246/SAR442168 in healthy subjects. Secondary objectives included assessment of pharmacokinetics (PK) and a pharmacodynamic (PD) assessment of peripheral BTK occupancy. The study enrolled 94 subjects, 74 of whom received study drug while the remaining 20 subjects received placebo.  The MAD cohorts consisted of ten days of treatment. In an additional cohort, cerebral spinal fluid (CSF) exposure was measured through lumbar puncture after a single 120 mg dose. The data was presented at the 2019 American Consortium for Therapy and Research in Multiple Sclerosis (ACTRIMS) annual meeting.

PRN2246/SAR442168 exposure increased with dose and with the expected rapid absorption and clearance profile. BTK occupancy increased in a dose dependent manner—high levels of peripheral BTK occupancy were achieved after single doses of 30 mg and higher. In the MAD portion of the study, after 10 days, BTK occupancy approached maximal levels in the lowest dose group (7.5 mg) studied.  CSF exposure was achieved in all subjects who underwent lumbar puncture, confirming blood-brain barrier permeability. The potential to impact B cell driven inflammation in the CNS will be evaluated in the next phase of development. PRN2246/SAR442168 was well tolerated in the study, with all treatment related events being mild in nature (Grade 1). There were no clinically significant or drug related changes in vital signs, ECG parameters, or laboratory values except for one mild treatment related event of decreased platelet count in a participant that presented with low (not clinically significant) platelet values at screening. Study drug was withdrawn following dosing on day 9 and the AE was considered resolved 15 days after onset.

Preclinical data

In preclinical studies, we observed effects on disease-relevant B cell and Fc-mediated mechanisms, which we believe support the rationale for use of PRN2246/SAR442168 in the treatment of MS. We observed dose-dependent protection from disease induction in a mouse model of experimental autoimmune encephalomyelitis, or EAE, a neuro-inflammatory model with similarities to human MS, with durable BTK target occupancy confirmed for up to 24 hours in both the periphery and CNS of treated mice. We believe these results provide evidence that PRN2246/SAR442168 has the potential to address both peripheral and neuro-inflammation driven by B cells, macrophages and microglia.

PRN1371 FGFR Inhibitor Program

We believe that complete inhibition of an oncogenic target is necessary for the treatment of cancer, and that next-generation, irreversible covalent drugs have typically out-performed the traditional, reversible predecessors. Furthermore, we used our Tailored Covalency approach to design PRN1371, an oral irreversible inhibitor, to be highly selective for fibroblast growth factor receptors, or FGFR, 1-4 in order to avoid the toxicities that have plagued many of the previous FGFR inhibitors and potentially limited their utility.

Disease Background FGFR in Solid Tumors

Multiple solid tumor types are associated with alterations of FGFR. Patients with tumors harboring such genetic alterations can readily be identified with commercially available genetic tests, making this mechanism an excellent candidate for targeted therapy. FGFR as a therapeutic intervention has been clinically validated in bladder cancer and cholangiocarcinoma and has shown activity in a number of other tumors including head and neck, gastric and lung cancer. The percentage of patients with FGFR alterations in these tumor types varies from low single digits to the mid-teens with FGFR2 or FGFR3 mutations and fusions being the most susceptible to monotherapy with FGFR inhibitors.

Early-stage bladder cancer has the highest percentage of patients with FGFR alterations between 60% and 80% of non-muscle invasive bladder cancer, or NMIBC, patients. According to the American Cancer Society and the SEER database, the annual United States incidence of NMIBC diagnosis is approximately 60,000 people, with approximately 500,000 people currently living with NMIBC in the United States. This area of bladder cancer also represents an opportunity to explore the role of FGFR alterations in the microenvironment of tumors and determine if FGFR inhibition may improve responsiveness to checkpoint inhibition and other cancer immune therapies.

Limitations of Current Therapies

Many of the patients that could benefit from FGFR therapy today are either treated by chemotherapy or cancer immune therapies. Most of those therapies are effective but not curative and come with significant safety and tolerability risks. FGFR targeted therapies provide an alternative treatment of cancer for patients with mutations or fusions of this protein as they attack the specific alteration that drives the cancer and are more selective in their approach. Specifically, blocking FGFR alterations in FGFR driven tumors might provide higher efficacy and less toxicity for patients. Most pan-kinase inhibitors and reversible selective FGFR inhibitors that are currently in development have significant off-target effects that may limit their clinical utility. A significant unmet need remains for a highly selective well tolerated FGFR inhibitor that has the ability to fully inhibit this pathway in patients with an FGFR driven tumor. For NMIBM, the most common form of treating this type of cancer in the United States is to have frequent bladder visualization and tumor resection procedures, called cystoscopy, which has resulted in bladder cancer being one of the most costly forms of cancer to treat.

Our Solution

The dose-escalation portion of our Phase 1 trial in an “all-comer” metastatic oncology patient population has identified a well-tolerated 35 mg daily dose with favorable pharmacodynamic data to advance into future clinical trials in solid tumors, with an initial focus on metastatic bladder cancer. The irreversible covalent binding allows for a highly potent effect on the target protein, and we believe that the selectivity profile of PRN1371 has led to the enhanced tolerability observed to date. While there were no partial responses, several of the stable disease patients remained on treatment for over 12 months, suggesting both sustained benefit for these highly pre-treated patients, as well as tolerability of the drug.

With a well-tolerated and pharmacologically active dose now identified, we intend to initially study PRN1371 in early- and late-stage bladder cancer. The ongoing two-part, Phase 1 trial has completed the dose escalation portion of the trial and a dose has been selected for the second part of the trial, an expansion cohort in FGFR mutated or translocated metastatic bladder cancer to demonstrate efficacy in a known FGFR-responsive setting and to explore the sub-group of patients who have failed prior checkpoint inhibitor therapy.  The trial’s expansion cohort was initiated in November 2018. In addition, based on the observed pharmacodynamics of PRN1371 and high FGFR alteration rate of between 60 to 80% in NMIBC, we are planning another trial of PRN1371 for the treatment of NMIBC. A study in low- to medium-risk NMIBC patients prior to papillary tumor resection would assess PRN1371 efficacy and may allow further exploration of the impact on tumor microenvironment.

Pharmacokinetics, Pharmacodynamics, Efficacy and Safety

Length of treatment of the 36 patients dosed in the dose-escalation portion of our Phase 1 trial varied from days to well over 12 months in several patients. As of December 31, 2018, 34 patients have completed dosing and two continue in the trial.

In the dose escalation portion of the Phase 1 trial, PRN1371 was rapidly absorbed following oral administration and rapidly cleared from the body, with a short plasma half-life of approximately one and a half hours. Robust increases of greater than 60% in the biomarker of serum phosphate were seen at the recommended expansion cohort dose of 35 mg daily.

Insufficient numbers of patients who have the appropriate FGFR alterations have been studied to form any firm conclusions regarding efficacy. Twelve patients that received PRN1371 for more than two cycles had a FGFR fusion, mutation or high mRNA level. Of these patients, none had a formal partial response, or PR, and 10 of 12 (83%) had stable disease, including some patients with partial tumor regression.

As of August 2018, administration of PRN1371 daily doses up to 35 mg was well-tolerated, with the higher dose level of 25 mg twice daily having noticeably more adverse events. Six of the 26 serious adverse events, or SAEs, occurring in five patients were deemed by the investigator to be related to PRN1371. Five were seen with twice-daily dosing and included nausea (n=2), vomiting, creatinine increase, and depressed level of consciousness, and one was seen with a daily dose of 35 mg with subcapsular cataract. No study discontinuations were attributed to adverse events.

As of August 2018, of the 29 patients who reported PRN1371-related TEAEs, the majority of these patients reported TEAEs that were classified as either mild (Grade 1) or moderate (Grade 2), and less than 22% of these patients reported PRN1371-related TEAEs that were severe (Grade 3: hyperphosphatemia (n=3), nausea (n=2), vomiting (n=1), hyponatremia (n=1), and one patient with both cataract and retinopathy (n=1), with none classified as life-threatening (Grade 4) or leading to death. TEAEs related to PRN1371 by maximum dose level are summarized in the table below.

Treatment-Emergent Adverse Events (≥ 10% patients) deemed related to PRN1371 by the Investigator

	Max Dose 1	Max Dose 2	Max Dose 3	Max Dose 4	Max Dose 5	Max Dose 6
	PRN1371	PRN1371	PRN1371	PRN1371	PRN1371	PRN1371
	15 mg QD	20 mg QD	25 mg QD	15 mg BID	35 mg QD*	25 mg BID	Total
Preferred Term	(n=4)	(n=4)	(n=4)	(n=6)	(n=10)	(n=8)	(n=36)
Hyperphosphataemia	4 (100%)	2 (50.0%)	2 (50.0%)	2 (33.3%)	7 (70.0%)	7 (87.5%)	24 (66.7%)
Constipation	1 (25.0%)	2 (50.0%)	—	1 (16.7%)	1 (10.0%)	3 (37.5%)	8 (22.2%)
Dry mouth	—	2 (50.0%)	1 (25.0%)	1 (16.7%)	2 (20.0%)	1 (12.5%)	7 (19.4%)
Nausea	—	1 (25.0%)	—	3 (50.0%)	2 (20.0%)	—	6 (16.7%)
Alopecia	—	—	1 (25.0%)	—	1 (10.0%)	2 (25.0%)	4 (11.1%)
Decreased appetite	—	2 (50.0%)	1 (25.0%)	—	1 (10.0%)	—	4 (11.1%)
Dysgeusia	—	1 (25.0%)	—	2 (33.3%)	—	1 (12.5%)	4 (11.1%)
Vomiting	—	1 (25.0%)	—	2 (33.3%)	—	1 (12.5%)	4 (11.1%)
*	Recommended Phase 2 dose

Oral Immunoproteasome Inhibitor Program

We believe selective blockade of protein degradation in immune cells by inhibiting the immunoproteasome has potential for the treatment of immunological diseases. We are applying our Tailored Covalency approach to purpose-design highly selective, oral small molecule inhibitors of the immunoproteasome, which exists only in immune cells. By selectively blocking unique targets in the immunoproteasome, our molecules are designed to alter undesired immune responses including pro-inflammatory cytokine production, aberrant T cell function and effects on antigen presentation.

We have discovered multiple series of highly selective, oral small molecule inhibitors of the immunoproteasome. Selective inhibitors of the immunoproteasome have demonstrated activity in preclinical autoimmune and inflammatory studies. These inhibitors are better tolerated than other proteasome and immunoproteasome inhibitors, in part because they spare the constitutive proteasome. Therefore, our inhibitors have potential utility in multiple autoimmune diseases.

In June 2017, we entered into a collaboration agreement with AbbVie to develop therapies to bring the power of oral proteasome inhibition safely into the field of immunology for the treatment of inflammation and autoimmune disorders. Under this collaboration agreement, we received a $15.0 million upfront payment in June 2017.  In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program following an assessment by AbbVie that there is no longer a strategic fit of our highly selective oral immunoproteasome inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus.  We and AbbVie have agreed to conclude the collaboration effective March 2019. There are no further financial obligations between AbbVie and us.

Our Intellectual Property

Intellectual Property

Intellectual property is critical to our business and we use it to protect our drug candidates, platform technologies, novel biological discoveries such as new uses for targets we are pursuing, and to maintain our competitive edge. We choose intellectual property protection that would provide the most robust protection for the asset that is being protected. For example, since patents provide the strongest form of intellectual protection for marketed drugs, we file for patent protection for our clinical candidates. During the discovery phase of our drug candidates, we pursue patent protection for composition of matter, including drug product, method of use, process of manufacture, and key intermediates. During the development phase of our drug candidates we continue to file patent applications as new inventions are made such as polymorphic forms, formulations, commercial processes, and new uses to increase our commercial success. Since patent protection is a territorial right, we file for patent protection for our drug candidates in at least major pharmaceutical markets such as the United States, Canada, Japan, European Union, Eurasia, China, South Korea, Australia and Mexico. As of December 2018, we had over 20 issued U.S. patents and over 20 patents issued outside of the United States.

Occasionally, it may be necessary or useful for the conduct of our business to obtain rights to third-party intellectual property. We usually obtain rights to third-party intellectual property through exclusive or non-exclusive license or through assignment. For example, we have obtained exclusive licenses under the UC Agreements, to patents and patent applications covering our platform technologies under which we can make, have make, use, have use, sell, have sell, import, or have import products covered by these applications, including five licensed patents as of June 2018. Issued patents and any patents issuing from these applications in United States and abroad would expire between 2024 and 2033 without any potential patent term extensions. However, if we are not able to obtain rights to third-party intellectual property necessary or useful to our business on reasonable commercial terms, our business could be materially harmed.

Patent Term Extension and Patent Term Adjustment

The term of a patent in most countries, including the United States, is 20 years from the effective filing date of the patent assuming maintenance fees are paid, the patent has not been terminally disclaimed, and the patent has not been invalidated through administrative and/or court proceedings. For pharmaceutical products, however, the patent term covering the approved product, can be extended beyond the 20-year term if certain statutory and regulatory requirements are satisfied. In the United States one way the patent term of a patent covering the approved pharmaceutical product can be extended is under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension, or PTE, of up to five years, but not to exceed fourteen years of patent term, for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. In the future, if and when our drug candidates are approved by the FDA or foreign regulatory authorities, we will apply for patent term extensions on patents covering the approved products if the patents are eligible for such extension.

In addition, in the United States a patent term may be extended by patent term adjustment or PTA, which compensates a patent for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in examining and granting a patent unless the patent is terminally disclaimed over an earlier filed patent. PTE and PTA extensions are not mutually exclusive; however, extension under the PTA does not have any extension limits. We cannot however provide any assurance that any of our present or future patents will be eligible for patent term adjustment or patent term extension.

The patent portfolio for our platform technologies and most advanced programs is summarized below.

Tailored Covalency Platform Technologies

The patent portfolio for the Tailored Covalency platform technologies includes both our own issued and pending patents and a series of issued patents and patent applications licensed exclusively to us as part of our license agreements with the Regents of the University of California. Issued patents and patents issuing from the applications will expire between 2024 and 2038 without any potential patent term extensions.

PRN1008

PRN1008 is a reversible covalent inhibitor of BTK and is based on our proprietary Tailored Covalency platform. The patent portfolio for PRN1008 includes issued patents and patent applications wholly owned by us and a patent/patent application as part of the UC Agreements. The wholly owned patent portfolio includes issued patents and patent applications covering composition of matter, methods of making, method of use, intermediates, and pharmaceutical compositions for site specific delivery. The issued composition of matter patents covering PRN1008 in United States and abroad will expire in 2033 without any potential patent term extensions. Additional patents and patents issuing from pending patent applications expire between 2032 and 2037 without any potential patent term extensions.

PRN2246/SAR442168

PRN2246/SAR442168 is an irreversible covalent inhibitor of BTK and is purpose-designed to cross the blood-brain barrier to enable treatment of inflammatory diseases within the CNS. The patent portfolio for PRN2246/SAR442168 includes issued patents and patent applications wholly owned by us. The wholly owned patent portfolio includes patents and patent applications covering composition of matter, method of use and pharmaceutical compositions for site specific delivery of PRN2246/SAR442168. The issued composition of matter patent covering PRN2246/SAR442168 in the United States and abroad will expire in 2036 without any potential patent term extensions.

PRN1371

PRN1371 is an irreversible covalent inhibitor of FGFR. The patent portfolio for PRN1371 includes issued patents and patent applications wholly owned by us and covers composition of matter, methods of making, method of use, intermediates, and pharmaceutical compositions. The issued composition of matter patent covering PRN1371 in the United States and abroad will expire in 2035 without any potential patent term extensions.

Immunoproteasome Inhibitor

We are designing oral inhibitors of the immunoproteasome. These inhibitors reduce production of a number of cytokines for the treatment of autoimmune disorders. The patent applications cover composition of matter (including compounds and pharmaceutical compositions) as well as methods of use. One application will expire in 2035, and the others will expire in 2038 without any potential patent term extensions.

Our ability to protect and maintain intellectual property protection for our drug candidates and platform technologies depends on breadth of claims in issued patents in the United States and abroad and our ability to enforce them. Since the patent prosecution process is an unpredictable process, there are no assurances that patent applications we have filed or licensed from third parties will result in the issuance of patents. In addition, we cannot predict the scope of claims that may be allowed and whether they would be enforceable. In addition, if there are any third party dominating patent(s) that cover our drug candidates, it will impact our ability to commercialize our drug candidates until we obtain a license to such patent(s). If we are unsuccessful in obtaining a license to the patent on reasonable terms or the patentee is unwilling to give us a license, we may have to bring administrative proceedings such as inter party review, post grant proceeding, opposition proceedings to cancel the blocking patent claims, or invalidation proceeding in a court of law. This could result in substantial costs to us or delay in commercialization of our drug candidates even if we are successful. Additionally, since the drug development and regulatory review process is lengthy and unpredictable, it is possible that patents covering such drug candidates may expire prior to commercialization or remain in force for a short duration following commercialization thereby reducing our marketing exclusivity which may adversely affect our business and financial condition.

For the conduct of our research and development activities we may use services of third parties such as contractors, scientific advisors, and consultants and may have to disclose our proprietary information to such third parties. We protect our intellectual property in these situations by entering into service or consulting agreements with such third parties under which they are obligated to assign any invention arising from the services to us, maintain our proprietary information confidential, and not use confidential information of others. These agreements may however be breached by the above parties and we may not have adequate remedies for any breach. In addition, to the extent, that the above parties utilize intellectual property of others in their work for us without our knowledge, disputes may arise as to the ownership of resulting invention and know-how which may adversely impact our business.

In addition to patent protection, we utilize trade secrets to protect proprietary information related to our research tools, know how, continuing technological innovation relating to our platform technologies and to help maintain our competitive advantage. We own two registered trademarks for “Principia Biopharma” and “Tailored Covalency.” We enter into confidentiality agreements with our employees, contractors, scientific advisors, and consultants to protect our proprietary information. Trade secrets and know-how can be difficult to protect, and we anticipate that with respect to our platform technologies, these trade secrets and know-how may over time be disseminated within the industry through independent development.

Our Licenses and Collaborations

Sanofi License Agreement related to PRN2246/SAR442168

In November 2017, we entered into the Sanofi Agreement for an exclusive license to PRN2246/SAR442168 and backup molecules for development in MS and potentially other CNS diseases. Under the Sanofi Agreement, we will complete Phase 1, and Sanofi will take on all further development activities. We and Sanofi were each responsible for certain early development costs, and Sanofi will be responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event that we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon payment to us of a field expansion payment as well as potential milestones and royalties as related to the expanded field.

In December 2017, we received a $40.0 million upfront payment. Under the Sanofi Agreement, we may receive development, regulatory and commercial milestones up to an aggregate of $765.0 million, as well as tiered royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in tiered royalties up to the high-teens. Only the additional royalty option would be available if we develop PRN1008 for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or in the event of a certain change of control involving us and certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. In 2018, we received a total of $25.0 million for the achievement of multiple early development milestones.

The Sanofi Agreement expires on a country-by-country basis upon expiration of all royalty payment obligations for all products in such country, except in the case of the United States, if we elect to fund a portion of Phase 3 development costs and share in profits and losses in the United States. Either party may terminate the Sanofi Agreement in the event of an uncured material breach by the other party or a bankruptcy or insolvency of the other party. Subject to certain exceptions, we may terminate the Sanofi Agreement with respect to specific patents licensed under the agreement in the event that Sanofi challenges the validity, enforceability or patentability of such patents. Sanofi may terminate the Sanofi Agreement either in its entirety or on a regional basis upon prior written notice to us, including a shorter notice period in the event of a safety concern or failure of the product to successfully complete certain early-stage development studies. Upon any termination, all licenses granted to Sanofi under the Sanofi Agreement terminate.

Sanofi has the right to terminate the Sanofi Agreement upon prior written notice to us in the event of our change of control. Additionally, if the agreement is not terminated in the event of any such change of control as a result of an acquisition of our business by certain competitors of Sanofi, our right to receive a share in profits and losses in the United States will cease, and we will only have the right to receive increased tiered royalties up to the high-teens in the event we exercise our option to fund a portion of Phase 3 development costs.

AbbVie Development and License Agreement related to Oral Immunoproteasome Inhibitors

In June 2017, we entered into the AbbVie Agreement related to the research and development of oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program, following an assessment by AbbVie that there is no longer a strategic fit of our highly selective oral immunoproteasome inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus. We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between AbbVie and us.

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

We have paid the Regents license fees of $30,000 and $10,000 under the First Agreement and the Second Agreement, respectively, and we are required to pay the Regents annual license maintenance fees equal to $30,000 and $10,000 for the First Agreement and Second Agreement, respectively, prior to launching any licensed product. We may be obligated to make one-time regulatory and development milestone payments under the First Agreement or the Second Agreement for future drug candidates. We are obligated to pay the Regents tiered royalty payments in the low single digits on net sales of the licensed products. The royalty is payable under the First Agreement or the Second Agreement, but not both. For licensed products under the First Agreement, we have to pay a minimum annual royalty payment of $50,000 beginning in the calendar year after the first commercial sale of a licensed product occurs. The royalties are subject to standard reductions and are payable until the patents upon which such royalties are based expire or are held invalid. The patents issuing under the First Agreement will expire between 2024 and 2030 and under the Second Agreement will expire in 2033, subject to any potential patent term extensions. Additionally, we are obligated to pay the Regents payments on non-royalty licensing revenue we receive from our sub-licensees for products covered by UC patents that were identified and developed by us or any third parties. The UC Agreements require us to make IPO milestone payments under each of the First Agreement and Second Agreement upon the closing of an IPO. Pursuant to the UC agreements, we made IPO milestone payments totaling approximately $140,000 to the Regents in early October 2018.

Under the UC Agreements, we are required to diligently proceed with the development, manufacture, regulatory approval, and sale of licensed products which include obligations to meet certain development-stage milestones within specified periods of time and to market the resulting licensed products in sufficient quantity to meet market demand. We have the right and option to extend the date by which we must meet any milestone in one year extensions by paying an extension fee for second and subsequent extensions, provided we can demonstrate we made diligent efforts to meet the milestone.

These UC Agreements with the Regents continue until the expiration or abandonment of the last of the patent rights licensed under the applicable First or the Second Agreement unless terminated by operation of law. We may terminate the license under the Agreements wholly or on a country-by-country basis without cause at any time by giving prior written notice to the Regents. The Regents may terminate one or both of the Agreements for an uncured breach by us of a material term of the Agreement(s) in question.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary drugs. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

We are aware of several other drug candidates in earlier stages of development as potential treatments for the indications that we intend to target. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient, less expensive or with a more favorable label than PRN1008, PRN2246/SAR442168, PRN1371 or any other drug candidate that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their drug candidates more rapidly than we may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

BTK Inhibitors

There are a number of BTK inhibitors in development. These competitive BTK inhibitors span across multiple indications that may or may not be targeted with our BTK inhibitor franchise. We are aware of many different companies including pharmaceutical and biopharmaceutical companies that are developing BTK inhibitors for autoimmune diseases, including AbbVie, AstraZeneca, Biogen, Bristol-Myers Squibb, Celgene, Genentech, Gilead, Innocare, Merck KGaA, and Taiho. Certain of these are at a similar stage of development as PRN1008. We are aware of one other company, Merck KGaA, developing a BTK inhibitor for MS.

Pemphigus

Only one drug, rituximab, has been approved for the treatment of PV in the United States. In Europe, CS and azathioprine are the only approved therapies for the treatment of pemphigus. Other treatments commonly used for pemphigus include various other immunosuppressants and IVIg. We are also aware of FcRn-targeted molecules being developed for the treatment of pemphigus.

ITP

Steroids and IVIg are commonly used as first-line treatment for the treatment of ITP. Splenectomy, thrombopoietin receptor agonists such as romiplostim and eltombopag, the off-label use of anti-CD20 rituximab, as well as the recently approved Syk inhibitor, fostamatinib, are used as second-line or third-line treatment for the disease. FcRn-targeted molecules are currently in development for ITP.

MS

Current treatments primarily target cytokine behavior; suppress T cell activation, proliferation, migration and CNS infiltration; and inhibit B cell activity. These therapies have demonstrated efficacy predominantly in patients whose disease is characterized by an active inflammatory component—mainly RRMS or SPMS—but have proven less effective in patients with PPMS. Optimal management of MS should target inflammation on both sides of the blood-brain barrier.

FGFR Inhibitors

Small molecule inhibitors of the tyrosine kinase activity of the FGFRs, as well as monoclonal antibodies to FGFR isoforms, are being developed by a number of pharmaceutical, and biotechnology companies. Many of the first generation development compounds were less selective, inhibiting many related receptor tyrosine kinases such as vascular endothelial cell growth factor receptors, VEGFR1 and VEGFR2, and platelet-derived growth factor receptors, confounding the interpretation of the clinical data as well as the observed toxicity. We are aware of a number of companies that are developing more selective compounds with clinical activity seen in lung cancer, bile duct cancer and bladder cancer.

Commercialization Plans

Our aim is to become a fully integrated biopharmaceutical company. Doing so will enable us to pursue our mission to significantly improve the lives of patients suffering from autoimmune disease and cancer. At this stage of the company, we have not yet established a commercial organization or distribution capabilities. Our initial focus for our wholly owned drug candidates is to develop them in orphan indications and genetically defined patient populations allowing us to efficiently commercialize our drug candidates in the United States on our own and potentially worldwide in the longer term. We, however, may establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our drug candidates. For our program addressing larger patient populations, we have entered into a collaboration with Sanofi and they are responsible for commercialization of PRN2246/SAR442168. We believe this approach will allow us to successfully commercialize our wholly owned candidates while relying on our partner for more resource intensive programs.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical and clinical testing, as well as for manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, for PRN1008, PRN2246/SAR442168 and PRN1371 for our preclinical and planned clinical phase testing from different third-party API manufacturers and bulk drug product from other third-party manufacturers. We obtain our preclinical and clinical supplies from these manufacturers on a purchase order basis and currently do not have long-term supply arrangements in place. We are in the process of implementing a redundant supply chain for PRN1008 API and drug product. For all of our drug candidates, we intend to identify and qualify redundant manufacturers, with long-term agreements in place, to provide the API and drug product prior to submission of a new drug application, or NDA, to the FDA and/or a marketing authorization application to the European Medicines Agency. PRN1008, PRN2246/SAR442168 and PRN1371 are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review, and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Any of our future drug candidates must be approved by the FDA through an NDA process before they may be legally marketed in the United States. The process generally involves the following:

•	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	Approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
•

Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•	Submission to the FDA of an NDA;
•	A determination by the FDA within 60 days of its receipt of an NDA to accept the filing for review;
•

Satisfactory completion of a FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the NDA;
•

Payment of user fees and FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and

•

Compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any future drug candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board (IRB) for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the drug candidate.
•	The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug candidate.
•

Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.

•

Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that our drug candidates do not undergo unacceptable deterioration over their shelf life.

NDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA is a request for approval to market the drug for one or more specified indications and must contain proof of safety and efficacy for a drug. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for drug candidates designated as orphan drugs, unless the drug candidate also includes a non-orphan indication.

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA reviews all submitted NDAs before it accepts them for filing, and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if a drug candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity.

In the European Union, the European Medicines Agency’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating, or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following approval for the approved therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, the orphan drug designation criteria are no longer met, including where it is shown that the drug is sufficiently profitable not to justify maintenance of market exclusivity. In the European Union, a marketing authorization for an orphan designated product will not be granted if a similar drug has been approved in the European Union for the same therapeutic indication, unless the applicant can establish that its product is safer, more effective or otherwise clinically superior. A similar drug is a product containing a similar active substance or substances as those contained in an already authorized product. Similar active substance is defined as an identical active substance, or an active substance with the same principal molecular structural features (but not necessarily all of the same molecular features) and which acts via the same mechanism.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping requirements, requirements to report adverse experiences, and comply with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or supplemental NDA, or sNDA, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	Fines, warning letters or holds on post-approval clinical studies;

•	Refusal of the FDA to approve pending applications or supplements to approved applications;
•	Applications, or suspension or revocation of product license approvals;
•	Product seizure or detention, or refusal to permit the import or export of products; or
•	Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Research and development activities prior to product approval and manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, prescription drug manufacturers must comply with federal fraud and abuse, data privacy, transparency, and other healthcare laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

Federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower and qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Pharmaceutical companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-covered, uses.

Federal civil and criminal statutes prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

Payments made to institutions, physicians and other healthcare providers are subject to federal and state regulations, including the Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies, with certain exceptions, to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals and ownership and investment interests held by physicians and their immediate family members.

Personally identifiable information, under certain conditions, is also subject to data privacy and security regulation by both federal and state governments. The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities and business associates that perform services for covered entities that involve individually identifiable health information.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive recordkeeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

Many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Certain states require the posting of information relating to clinical studies, pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals and track and report gifts and other payments made to physicians and other healthcare providers, and certain state and local jurisdictions require the registration of pharmaceutical sales representatives.

The failure to comply with any of these laws or regulatory requirements may subject a pharmaceutical manufacturer to possible legal or regulatory action. Depending on the circumstances, failure to comply with these laws can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, integrity oversight and reporting obligations, and the curtailment or restructuring of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future drug candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered and the adequacy of reimbursement by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program, or MDRP, requires pharmaceutical manufacturers to enter into and have in effect a National Drug Rebate Agreement, or NDRA, with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. On March 23, 2018, the Centers for Medicare & Medicaid Services, or CMS, finalized updates to the NDRA, or the Updated NDRA, for the first time in 27 years, to incorporate a number legislative and regulatory changes, including changes to align with certain provisions of the ACA. As of October 1, 2018, in order to have any approved products covered by Medicaid and, if applicable, Medicare Part B, we will be required to enter into the Updated NDRA.

The ACA also expanded the universe of Medicaid utilization by enlarging the population potentially eligible for Medicaid drug benefits. Additionally, CMS has proposed to expand Medicaid rebate liability to the territories of the United States. For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program. The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug prices are determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if third-party payors fail to provide sufficient coverage and reimbursement. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and adequate reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The ACA is one example of such federal legislation and has substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration, to repeal, replace, delay or circumvent certain aspects of the ACA. Although comprehensive repeal legislation has not been passed, legislation affecting the implementation of certain taxes under the ACA, as well as efforts to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” have been passed. Congress may still consider additional legislation to repeal, or repeal and replace, other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition to the changes brought about by the ACA, other legislative changes have been proposed and adopted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other, proposals may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees

As of March 12, 2019, we had 69 full-time employees. All of our employees work in our South San Francisco, California, facility.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Item 1A. Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Limited Operating History and Financial Position

We are a late-stage biopharmaceutical company with a limited operating history. We have never generated any revenue from product sales and may never be profitable.

We are a late-stage biopharmaceutical company focused on developing oral, small molecule drugs for the treatment of unmet medical needs in immunology and oncology. We have a very limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. In addition, biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential drug candidates, establishing licensing and partnering arrangements, undertaking various research and preclinical studies and conducting clinical trials of our drug candidates.

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the years ended December 31, 2018, 2017 and 2016, we recorded net income of $18.2 million, net loss of $28.7 million and net loss of $30.6 million, respectively. As of December 31, 2018, we had an accumulated deficit of $132.4 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses for the foreseeable future as we seek to advance our drug candidates, and we expect to continue to incur net operating losses for the foreseeable future. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of pemphigus, immune thrombocytopenic purpura, or ITP, bladder cancer and any other indications that we may pursue in the future, as well as potentially funding a portion of the costs for Phase 3 clinical trials for treatment of multiple sclerosis, or MS, will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform preclinical, clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

As of December 31, 2018, our cash, cash equivalents and marketable securities totaled $180.6 million. Based on our planned operations, our existing cash, cash equivalents and marketable securities as of December 31, 2018, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of research and development activities, conducting preclinical studies, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the scope and cost of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments, if any, we receive under the Sanofi Agreement;
•	our ability to maintain existing and establish new, strategic collaborations, licensing or other arrangements on favorable terms, if at all;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	the costs associated with being a public company; and
•	the costs associated with commercialization activities if any of our drug candidates are approved for sale.

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

We are currently conducting a Phase 3 trial of PRN1008 for pemphigus, a Phase 2 trial of PRN1008 for ITP and a Phase 1 trial of PRN1371 for bladder cancer. We may need to conduct additional clinical trials before initiating any other future Phase 3 clinical trials. The conduct of Phase 3 clinical trials and the submission of a successful new drug application, or NDA, is a complicated process. As an organization, we have never successfully conducted a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, even if our current and planned clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our drug candidates. In addition, we expect to rely on Sanofi to conduct the Phase 3 trial of PRN2246/SAR442168 under the terms of our collaboration agreement. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance.

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

Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any drug candidate can unexpectedly fail at any stage of further preclinical or clinical development. The historical failure rate for drug candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted certain preclinical studies of our drug candidates PRN1008, PRN2246/SAR442168 and PRN1371, which are in the early stages of clinical trials, and we do not know whether these drug candidates will perform in clinical trials as they have performed in preclinical studies. In addition, if our clinical results are not successful, we may terminate the clinical trials for a drug candidate and abandon any further research or studies of the drug candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.

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

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, if approved. Even if we or our collaborators successfully develop and commercialize any of PRN1008, PRN2246/SAR442168 or PRN1371, we may not be successful in developing and commercializing our other drug candidates or other drug candidates we may develop, and our commercial opportunities may be limited. The success of our drug candidates will depend on many factors, including, but not limited to, the following:

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

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our drug candidates. Our drug candidates may not be approved even if they achieve their primary endpoints in current or future Phase 3 clinical trials or registration trials. For example, while the FDA generally requires two adequate and well-controlled Phase 3 trials to support a marketing application, we plan to pursue an application for PRN1008 for PV on the basis of a single pivotal Phase 3 trial. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, or our plans to support our marketing applications with a single pivotal trial. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other regulatory authorities’ approvals. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited dose levels or indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates, if approved. Failure to successfully obtain regulatory approval could have a material adverse impact on our business and financial performance.

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

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	an inability to negotiate the terms of clinical trial agreements at arms’ length in countries where a template agreement for such trials is required by law;
•	cultural differences in medical practice and clinical research; and
•	diminished protection of intellectual property in some countries.

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

Additionally, coverage and reimbursement policies for drug products can differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third‑party payors in the United States. While third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, they also have their own methods and approval process apart from Medicare determinations. There may be significant delays in obtaining coverage and reimbursement as the process of determining coverage and reimbursement is often time‑consuming and costly which will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage or adequate reimbursement will be obtained. It is difficult to predict at this time what government authorities and third‑party payors will decide with respect to coverage and reimbursement for our drug products.

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

We have received orphan drug designation for PRN1008 from the FDA for the treatment of pemphigus vulgaris, or PV, and from the European Commission for the treatment of pemphigus. We have also received orphan drug designation for PRN1008 from the FDA for the treatment of immune thrombocytopenia, or ITP. We intend to pursue orphan drug designation for other future drug candidates as applicable. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity, and any such exclusivity, if attained, may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

As of December 31, 2018, we had 65 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The legislation, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, reduction of the Orphan Drug Credit from 50% to 25% of eligible clinical costs and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the federal tax law changes is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the federal tax law changes. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. Unused losses generated after December 31, 2017 will not expire and may be carried forward indefinitely but will be only deductible to the extent of 80% of current year taxable income in any given year. In addition, both our current and our future unused losses and certain other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. As a result, our pre-2018 net operating loss carryforwards may expire prior to being used, our net operating loss carryforwards generated in 2018 and thereafter will be subject to a percentage limitation and, if we undergo an ownership change, our ability to use all of our pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in certain U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the 2017 federal income tax legislation, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our insurance policies are expensive and protect us only from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. For example, we do not carry earthquake insurance. In the event of a major earthquake in our region, our business could suffer significant and uninsured damage and loss. Some of the policies we currently maintain include general liability, property, auto, workers’ compensation, products liability and directors’ and officers’ insurance policies. Our insurance is expensive and we do not know if we will be able to maintain existing insurance with adequate levels of coverage. Our insurance policies contain exclusions that may apply to our risks. Some risks may not be insurable on commercially reasonable terms, or at all. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. In mid-February 2019, a third-party manufacturer of the active pharmaceutical ingredient, or API, of our drug product PRN1008 informed us that a mechanical failure at its facility may have compromised a batch of our API. We are engaged in ongoing discussions with the manufacturer related to this batch. We are not dependent on this batch to supply our ongoing clinical trials of PRN1008. However, we may suffer economic losses related to this incident, including but not limited to amounts advanced to this manufacturer related to this API batch, the costs of the necessary starting materials and intermediates that were produced or procured elsewhere prior to being sent to this manufacturer for API production, and costs of replacement starting materials and intermediates. We have filed an insurance claim for such losses.

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

Our, or a third party’s, failure to execute on our manufacturing requirements, or to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of our drug candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our drug candidates;
•	loss of the cooperation of an existing or future collaborator;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	economic loss resulting from starting materials, intermediates, API or drug product that cannot be used in clinical trials or for other purposes;
•	requirements to cease development or to recall batches of our drug candidates; and
•	in the event of approval to market and commercialize our drug candidates, an inability to meet commercial demands for our product or any other future drug candidates.

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

As drug candidates progress through preclinical to clinical-stage clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, although we have data regarding PRN1008’s long-term stability, PRN1008 is being developed as an amorphous solid, and in the event the solid crystallizes unexpectedly, the drug candidate or the drug product may not be useable or its effectiveness may be altered requiring an interruption or delay to ongoing clinical development due to a need to demonstrate bioequivalent performance of drug candidate or drug product. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates or jeopardize our ability to commercialize our drug candidates and generate any revenue.

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

We are party to a license agreement, or the Sanofi Agreement, that we entered into with Genzyme Corporation, a wholly owned subsidiary of Sanofi, for an exclusive license to PRN2246/SAR442168 and backup molecules for development in relapsing and progressive MS and other diseases of the central nervous system, or CNS. This agreement provides us with a strategic development and commercialization partner for our drug candidate PRN2246/SAR442168. Under the Sanofi Agreement, we are entitled to receive development, regulatory and commercial milestones that could total up to an aggregate of $765.0 million, as well as tiered royalties up to the mid-teens. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens. Only the additional royalty option would be available if we develop PRN1008 for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or if we experience a change of control involving certain Sanofi competitors. If Sanofi is delayed in its development efforts or fails to adequately commercialize PRN2246/SAR442168 following regulatory approval, or fails to pursue PRN2246/SAR442168 in all key markets, our receipt of such payments could be delayed or adversely impacted. If Sanofi elects to terminate the agreement or cease its development of PRN2246/SAR442168, we would not receive the full financial benefit of our agreement and may be required to seek another commercial partner for PRN2246/SAR442168.

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

In addition, we are aware of an issued U.S. patent owned by Pharmacyclics, Inc., which was acquired by AbbVie, Inc., with certain claims directed to an inhibited tyrosine kinase comprising an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a BTK. We are also aware of other issued U.S. patents owned by Pharmacyclics with certain claims directed to compounds having a certain structure which includes a Michael acceptor moiety or formulations thereof. We are also aware that counterparts to those U.S. patents have issued and/or are pending in Australia, Canada, China, Europe, Japan, the United States and elsewhere. Pharmacyclics or a third party may assert that the sale of our BTK inhibitor drug candidates infringes one or more of these or other patents. Although we believe that the claims of these patents relevant to our BTK inhibitor drug candidates (PRN1008 and PRN2246/SAR442168) would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all, which could materially and adversely affect our business.

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

Failure to comply with existing or future health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws and regulations could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data processing is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, use, disclosure and cross-border transfer of data. We and any collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative liabilities or penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, in June 2018, California enacted the California Consumer Privacy Act of 2018, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.Several foreign jurisdictions, including the European Union (EU), its member states, the United Kingdom, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

Certain international data protection laws, including the EU’s General Data Protection Regulation (GDPR) and EU member state implementing legislation, apply to health-related and other personal information of individuals in the EU. These laws impose strict obligations on the ability to process health-related and other personal information of individuals in the EU, including in relation to collection, use, disclosure and cross-border transfer of that information. These include several requirements relating to the consent of the individuals to whom the personal information relates, the information that companies must provide to individuals about how they collect, use and disclose personal information, individual rights to access and delete their personal information, notification of data breaches to authorities and affected individuals, and the security and confidentiality of the personal data. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to other countries, including the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains. Such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data across national borders could result in further limitations on the ability to engage in cross-border data transfers, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support such transfers. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, health data, or other personal data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties of up to the greater of €20 million or 4% of annual global turnover (revenue).

Further, the United Kingdom’s vote in favor of exiting the EU (often referred to as “Brexit”) has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include significant civil, criminal or administrative penalties, fines or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or data privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (ii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iii) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (iv) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (v) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Additionally, CMS promulgated regulations in 2018 that will give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business. We continue to evaluate the Affordable Care Act and its possible repeal and replacement, as it remains uncertain the extent to which any such changes may impact our business or financial condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these and other proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, since 2016, Vermont requires certain manufacturer identified by the state to justify their price increases.

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

We may be subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any future drug candidates we may develop and any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. The laws that may affect our ability to operate include, but are not limited to:

•

The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, formulary managers, and others on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.

•

Federal civil and criminal false claims laws and civil monetary penalty laws, such as the False Claims Act, or FCA, which imposes significant penalties and can be enforced by private citizens, on behalf of the government, through civil qui tam actions, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the FCA in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal health care programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.

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
•

The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers.

•

State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, state laws that require the reporting of information related to drug pricing, state and local laws that require the registration of pharmaceutical sales and medical representatives and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. If our operations are found to be in violation of any of these laws or any other current or future governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

We currently take advantage of a Research and Development Tax Incentive program in Australia, which could be amended or changed.

We were eligible to receive a financial incentive from the Australian government as part of its Research and Development Tax Incentive program, or R&D Tax Incentive program, and received a $0.5 million R&D tax credit for the year ended December 31, 2017. The R&D Tax Incentive program is one of the key elements of the Australian government’s support for Australia’s innovation system and, if eligible, provides the recipient with a 43.5% refundable tax offset for research and development activities in Australia. There have been recent proposals to change the structure of the innovation and research and development funding landscape in Australia, which may impact the research and development tax incentive receivable for the 2018 financial year and beyond. There can be no assurance that we will qualify and be eligible for such incentives or that the Australian government will continue to provide incentives, offset, grants and rebates on similar terms or at all. We were not eligible for this tax credit for the year ended December 31, 2018.

Risks Related to Ownership of our Common Stock

The stock price of our common stock has been and is likely to continue to be volatile or may decline regardless of our operating performance and you could lose all or part of your investment.

The market price of our common stock has been volatile and is likely to continue to be volatile in response to numerous factors, many of which are beyond our control, including:

•	results of clinical trials of PRN1008, PRN2246/SAR442168, PRN1371 and any other future drug candidates or those of our competitors, including public misperception of our trial results;
•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to PRN1008, PRN2246/SAR442168, PRN1371 and any other future drug candidates or clinical development programs;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates;
•	recruitment or departure of key personnel;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;
•	the economy as a whole and market conditions in our industry;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	investors’ general perception of us and our business

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is a large number of shares of our common stock available for sale. As of December 31, 2018, we had 23,865,451 shares of common stock. Substantially all of our outstanding shares of common stock are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold 180 days after September 13, 2018. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act and various vesting agreements. The underwriters may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in those lock-up agreements.

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

We cannot specify with any certainty the particular uses of our cash and cash equivalents, but we currently expect such uses will include our ongoing clinical development of PRN1008 and PRN1371, our ongoing preclinical development of our other drug candidates and our other research and development activities. We will have broad discretion in the application of our cash and cash equivalents, which we may spend or invest in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

Based upon shares outstanding as of December 31, 2018, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 73% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our current principal executive office is located in South San Francisco and consists of approximately 47,500 square feet of space under a lease that expires in February 2026.

We lease our facility and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. In the future, we may receive claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “PRNB” since September 14, 2018. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraday sales price per share of our common stock as reported on The Nasdaq Global Select Market for the period indicated:

Fiscal Year 2018 Quarters Ended:	High	Low
September 30 (beginning September 14, 2018)	$36.00	$25.00
December 31	$31.87	$22.00

Holders of Common Stock

As of March 12, 2019, there were 101 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Principia Biopharma Inc. under the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index at our IPO price of $17.00 on September 14, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2018. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018 and pursuant to our 2018 Equity Incentive Plan and our Amended and Restated 2008 Equity Incentive Plan, we granted stock options to purchase up to an aggregate of 1,418,610 shares of our common stock to our employees and directors at a weighted-average exercise price of $14.84 per share and 2,195,788 shares remain available for future issuance. The sales of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

On September 17, 2018, we issued an aggregate of 3,576 shares of our common stock upon the net exercise of a warrant to purchase an aggregate of 4,954 shares of our Series A Preferred stock to one accredited investor.

Use of Proceeds from the IPO

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on September 17, 2018 pursuant to Rule 424(b)(4) of the Securities Act. We invested the proceeds received in money market funds, U.S. Treasury securities, government‑sponsored enterprise funds, and corporate bonds and commercial paper.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We have derived our selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 from our audited consolidated financial statements and related notes included elsewhere in this report.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the consolidated financial and other data below in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in Part II, Item 8, Financial Statements, of this Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Consolidated Statements of Operations:
Revenue	$69,137	$5,247	$—
Operating expenses:
Research and development	40,533	25,390	22,290
General and administrative	11,462	6,443	4,763
Total operating expenses	51,995	31,833	27,053
Income (loss) from operations	17,142	(26,586)	(27,053)
Other income (expense), net	(653)	5,096	308
Interest income	1,678	16	5
Interest expense	—	(7,223)	(3,898)
Net income (loss)	$18,167	$(28,697)	$(30,638)
Net income (loss) attributable to common stockholders	$4,917	$(28,697)	$(30,638)
Net income (loss) per share, basic	$0.65	$(50.37)	$(59.89)
Net income (loss) per share, diluted	$0.57	$(50.37)	$(59.89)
Weighted average number of shares outstanding, basic	7,622,602	569,719	511,597
Weighted average number of shares outstanding, diluted	8,627,473	569,719	511,597

	As of December 31,
	2018	2017	2016
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$180,637	$41,054	$5,867
Working capital	163,892	(8,299)	(11,288)
Total assets	195,521	43,503	7,559
Total liabilities	25,661	58,434	19,283
Convertible preferred stock	—	128,531	104,926
Accumulated deficit	(132,407)	(150,574)	(121,877)
Total stockholders' equity (deficit)	169,860	(143,462)	(116,650)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion and analysis and other parts of this report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this report.

Overview

We are a late-stage biopharmaceutical company dedicated to bringing transformative oral therapies to patients with significant unmet medical needs in immunology and oncology. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of a pill. We have produced three new drug candidates from our platform, resulting in four clinical programs. In November 2018, we initiated a pivotal Phase 3 trial of PRN1008, a wholly owned Bruton’s Tyrosine Kinase, or BTK, inhibitor for the treatment of pemphigus. We retain full, worldwide rights to PRN1008, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all of our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include PRN1008, a reversible BTK inhibitor for the treatment of PV; PRN1008 for the treatment of immune thrombocytopenic purpura, also known as immune thrombocytopenia, or ITP; PRN2246/SAR442168, an irreversible BTK inhibitor that was designed to cross the blood-brain barrier, for the treatment of multiple sclerosis, or MS, and other central nervous system, or CNS, disorders; and PRN1371, an irreversible inhibitor of Fibroblast Growth Factor Receptor, or FGFR, for the treatment of bladder cancer.

•

Based on the interim results from our Phase 2 trial in pemphigus, we initiated a pivotal Phase 3 trial of PRN1008 in pemphigus (PV & PF) in November 2018. In parallel, we have initiated a Phase 2 trial of PRN1008 in ITP, and anticipate announcing topline results in the fourth quarter of 2019. We intend to assess one or more additional immunological indications for PRN1008 for future clinical development. We expect to commercialize PRN1008, if approved, by developing our own sales organization targeting dermatologists and hematologists at specialized centers in the United States.

•

In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. Prior to the initiation of the Phase 3 clinical trials for PRN2246/SAR442168, we will decide whether to exercise our option to fund a portion of the development costs of these trials in exchange for additional economic rights.

•

We have initiated the expansion cohort of our Phase 1 trial of PRN1371 in patients with metastatic urothelial carcinoma having FGFR 1, 2, 3, or 4 genetic alterations and are planning another study for treatment of non-muscle invasive bladder cancer, an early bladder cancer, which has a high rate of FGFR expression.

•

We are expanding our wholly owned pipeline by continuing to innovate and discover differentiated oral small molecules with the potential to be best-in-class, and we intend to keep our programs at the forefront of covalent inhibitor drug discovery by investing in new technologies that will broaden the target space of our Tailored Covalency platform. In addition, we plan to explore the new biology discovered with our oral immunoproteasome inhibitors and to select the optimal development path for these highly differentiated assets.

•

As we have done with our collaboration with Sanofi, we plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates, particularly in indications with large target patient populations.

As of December 31, 2018, we have financed our operations primarily with proceeds totaling $299.5 million from our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible notes and with payments from license and research collaborations totaling $80.0 million. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively. In 2018, we received total payments of $25.0 million from Sanofi, for achieving various milestones pursuant to the early development plan. In August 2018, we sold 3,474,668 shares of Series C convertible preferred stock at a price of $14.3898 per share for net proceeds of $49.8 million. As of December 31, 2018, we held cash, cash equivalents and marketable securities totaling $180.6 million.

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

We do not have any products for sale and have not generated any product revenue since our inception. As of December 31, 2018, all of our revenue has been generated from the upfront and milestone payments received from our agreements with Sanofi and AbbVie. For the years ended December 31, 2018, 2017 and 2016, we recorded net income of $18.2 million, net loss of $28.7 million and net loss of $30.6 million, respectively. As of December 31, 2018, we have an accumulated deficit of $132.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of or eliminate one or more of our development programs. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at December 31, 2018, which include the net proceeds generated from our IPO in September 2018, are sufficient to fund our operations for at least the next 12 months from the issuance date of this report.

Sanofi Agreement

In November 2017, we entered into the Sanofi Agreement for an exclusive license to PRN2246/SAR442168 and backup molecules for development in MS and other CNS diseases. Under the Sanofi Agreement, we have completed the Phase 1 trials and Sanofi is taking on all further development activities. We and Sanofi are each responsible for certain early development costs, and Sanofi is responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event that we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon payment to us of a field expansion payment as well as potential milestones payments and royalties within the expanded field.

In December 2017, we received a $40.0 million upfront payment. Under the Sanofi Agreement, our deliverables are (i) granting a license of rights to PRN2246/SAR442168, (ii) transfer of technology (know-how) related to PRN2246/SAR442168, and (iii) performance of research and development services related to our responsibilities under the early development plan. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan.

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. As we have satisfied all deliverables under the Sanofi Agreement, as of December 31, 2018, any future milestones achieved will be recognized as revenue, if and when earned. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. Only the additional royalty option would be available if we develop PRN1008 for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

AbbVie Agreement

In June 2017, we entered into a collaboration agreement with AbbVie to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. Under the AbbVie Agreement, our deliverables are (i) to grant a license of rights to certain licensed compounds to develop and commercialize oral immunoproteasome inhibitors, (ii) to transfer of technology (know-how) related to the oral immunoproteasome inhibitors program, and (iii) to provide research and development services during the two-year research period, which can be extended for up to six months. As of December 31, 2018, approximately $9.4 million of this upfront payment has been recognized as revenue. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program, following an assessment by AbbVie that there is no longer a strategic fit of our highly selective inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus.  We and AbbVie have agreed to conclude the collaboration effective March 8, 2019 and there are no further financial obligations between us, as of the date of the termination.

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

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017 and additional payments of $25.0 million in 2018 for successful development activities under the early development plan. We considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the delivered license does not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, the aggregate $65.0 million received, prior to December 31, 2018, related to this combined unit of accounting is recognized as revenue ratably over the performance period, which has concluded as of December 31, 2018. For the years ended December 31, 2018 and 2017, we recognized $63.1 million and $1.9 million, respectively, in revenue from Sanofi. There was no deferred revenue related to the Sanofi Agreement at December 31, 2018. Deferred revenue related to the Sanofi Agreement was $38.1 million at December 31, 2017. Amounts for certain early development plan costs subject to reimbursement from Sanofi, recorded as a reduction of research and development expense, totaled $2.4 million and $0.2 million for the years ended December 31, 2018 and 2017.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017.  We considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the delivered license does not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing developmental participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting is recognized as revenue over the estimated performance period, which as of December 31, 2018 was estimated to continue through the fourth quarter of 2019. Revenue related to AbbVie for the years ended December 31, 2018 and 2017, was approximately $6.0 million and $3.4 million, respectively. Deferred revenue related to the AbbVie Agreement was $5.6 million and $11.6 million at December 31, 2018 and December 31, 2017, respectively. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us, as of the date of the termination. We expect to recognize the remaining balance of the up-front payment as revenue upon termination of the agreement in March 2019, after considering any amounts recorded as an adjustment to opening retained earnings on January 1, 2019, upon adoption of ASU 2014-09.

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

We expect our general and administrative expenses to increase as a result of operating as a public company. Additional expenses include those related to compliance with the rules and regulations of the SEC and the Nasdaq Global Select Market, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income, Net

Other income, net, consists primarily of changes in fair value related to the outstanding convertible preferred stock warrant liability and the convertible notes redemption features liability.

Interest Income

Interest income is primarily related to interest earned on our marketable securities.

Interest Expense

Interest expense consists primarily of interest expense related to our debt obligation, and the accretion of non-cash debt discounts related to the beneficial conversion features of our convertible notes, the convertible notes redemption features and the convertible preferred stock warrants.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Revenue	$69,137	$5,247	$63,890	1,218%
Operating expenses:
Research and development	40,533	25,390	15,143	60%
General and administrative	11,462	6,443	5,019	78%
Total operating expenses	51,995	31,833	20,162	63%
Income (loss) from operations	17,142	(26,586)	43,728	(164)%
Other income (expense), net	(653)	5,096	(5,749)	(113)%
Interest income	1,678	16	1,662	*
Interest expense	—	(7,223)	7,223	*
Net income (loss)	$18,167	$(28,697)	$46,864	(163)%

*	Percentage not meaningful

Revenue

Revenue for the year ended December 31, 2018 was $69.1 million, consisting of a portion of the upfront payment received in connection with the AbbVie Agreement and a portion of the upfront and additional payments we received in connection with the Sanofi Agreement. Revenue for the year ended December 31, 2017 was $5.2 million, consisting of portions of the upfront payments received in connection with the AbbVie Agreement and Sanofi Agreement, which were signed in June and November 2017, respectively.

The aggregate payments of $65.0 million under the Sanofi Agreement were recognized ratably over the performance period, and we recorded approximately $63.1 million and $1.9 million in revenue related to the Sanofi Agreement for the year ended December 31, 2018 and 2017, respectively.

The nonrefundable upfront payment under the AbbVie Agreement is being recognized ratably over the estimated performance period and we recorded approximately $6.0 million and $3.4 million in revenue related to the AbbVie Agreement for each of the years ended December 31, 2018 and 2017, respectively.

Research and Development Expenses

Research and development expenses were $40.5 million for the year ended December 31, 2018, an increase of $15.1 million or 60%, compared to $25.4 million for the year ended December 31, 2017. The increase was primarily driven by a $9.9 million increase in external PRN1008 program costs, a $4.9 million increase in personnel related expenses, and a $1.2 million increase in other unallocated research and development costs, partially offset by a decrease of $0.8 million in costs related to PRN2246/SAR442168. The increase in PRN1008 program costs was mainly due to various manufacturing campaigns to supply drug products for our PRN1008 clinical trials and the initiation of a global Phase 3 trial in pemphigus in November 2018. The increase in personnel related expenses was mainly due to our R&D headcount increase as we build out our R&D team.

The following table summarizes research and development expenses (in thousands):

	Year Ended December 31,
	2018	2017
PRN1008 program external expenses	$20,315	$10,358
PRN1371 program external expenses	1,713	1,973
PRN2246 program external expenses	616	1,431
Oral immunoproteasome program external expenses	1,188	1,373
Other external research and development expenses	435	155
Personnel related expenses(1)	11,933	6,989
Other unallocated research and development expenses	4,333	3,111
Total research and development expenses	$40,533	$25,390

(1)

Personnel related expenses include stock-based compensation expense of $1.4 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $11.5 million for the year ended December 31, 2018, an increase of $5.0 million or 78%, compared to $6.4 million for the year ended December 31, 2017. The increase was primarily driven by an increase in personnel and facility expenses. The increase in personnel costs was related to increased headcount during 2018 as we build out our organization. The increase in facility costs was due to certain rent expense recognition starting from August 1, 2018, the date when we gained access to our new leased premises, which we commenced occupancy in February 2019

Other Income (Expense), Net

Other expense, net, for the year ended December 31, 2018 was $0.7 million compared to other income, net, of $5.1 million for the year ended December 31, 2017. Other expense, net, for the year ended December 31, 2018 included $0.7 million of expense related to the conversion of our preferred stock warrants upon IPO. Other income, net, for the year ended December 31, 2017 was primarily due to a net change of $5.1 million in 2017 for the fair values of the convertible note redemption features and the fair values of the outstanding convertible preferred stock warrants.

Interest Income

Interest income for the year ended December 31, 2018 was $1.7 million related to our investments in marketable securities. Interest income for the year ended December 31, 2017 was insignificant.

Interest Expense

No interest expense was recorded for the year ended December 31, 2018. Interest expense for the year ended December 31, 2017 was $7.2 million, comprised of $5.5 million debt discounts and $1.7 million accrued interest expense on the convertible notes, which were converted into preferred stock in December 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Revenue	$5,247	$—	$5,247	*
Operating expenses:
Research and development	25,390	22,290	3,100	14%
General and administrative	6,443	4,763	1,680	35%
Total operating expenses	31,833	27,053	4,780	18%
Loss from operations	(26,586)	(27,053)	467	(2)%
Other income (expense), net	5,096	308	4,788	1,555%
Interest income	16	5	11	220%
Interest expense	(7,223)	(3,898)	(3,325)	*
Net loss	$(28,697)	$(30,638)	$1,941	(6)%

*	Percentage not meaningful.

Revenue

Revenue for the year ended December 31, 2017 was $5.2 million consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement. No revenue was recognized for the year ended December 31, 2016.

The nonrefundable upfront payment under the Sanofi Agreement is being recognized ratably over the estimated performance period and we recorded approximately $1.9 million in revenue related to the Sanofi Agreement for the year ended December 31, 2017.

The nonrefundable upfront payment under the AbbVie Agreement is being recognized ratably over the estimated performance period and we recorded approximately $3.4 million in revenue related to the AbbVie Agreement for the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses were $25.4 million for the year ended December 31, 2017, an increase of $3.1 million or 14%, compared to $22.3 million for the year ended December 31, 2016. The increase was primarily driven by a $3.1 million increase in external PRN1008 program costs due to the advancement of Phase 2 trials for the treatment of PV during 2017.

The following table summarizes research and development expenses (in thousands):

	Year Ended December 31,
	2017	2016
PRN1008 program external expenses	$10,358	$7,220
PRN1371 program external expenses	1,973	2,527
PRN2246 program external expenses	1,431	1,489
Oral immunoproteasome program external expenses	1,373	986
Other external research and development expenses	155	583
Personnel related expenses(1)	6,989	6,407
Other unallocated research and development expenses	3,111	3,078
Total research and development expenses	$25,390	$22,290

(1)

Personnel related expenses include stock-based compensation expense of $0.5 million for each of the years ended December 31, 2016 and 2017, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel-related expenses by program.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the year ended December 31, 2017, an increase of $1.7 million or 35%, compared to $4.8 million for the year ended December 31, 2016. The increase was primarily driven by an increase of $0.7 million in personnel-related costs, an increase of $0.6 million in legal expenses associated with pharmaceutical company collaboration agreements, and other transactions, and an increase of $0.2 million related to consulting and outside services.

Other Income, Net

Other income, net, for the year ended December 31, 2017 was $5.1 million, an increase of $4.8 million, compared to $0.3 million for the year ended December 31, 2016. The increase was driven by a net change of $5.1 million in the fair values of the convertible note redemption features liability and the outstanding convertible preferred stock warrant liability during 2017, partially offset by a $0.5 million decrease related to an Australian research and development tax credit.

Interest Expense

Interest expense was $7.2 million for the year ended December 31, 2017, compared to $3.9 million for the year ended December 31, 2016. The increase was driven by the increased interest and debt discounts related to the convertible notes, which were issued during the second half of 2016 and in the beginning of 2017 with aggregate principal amounts of $13.4 million and $8.1 million, respectively. Debt discounts included in interest expense relate to the beneficial conversion features from our convertible notes, the convertible notes redemption features liability and the convertible preferred stock warrant liability.

For the year ended December 31, 2017, interest expense included $5.5 million of accretion of debt discounts and $1.7 million of accrued interest expense on the convertible notes which were converted into preferred stock in December 2017. For the year ended December 31, 2016, interest expense included $3.5 million of accretion of debt discounts and $0.4 million of accrued interest expense on the convertible notes.

Liquidity and Capital Resources

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible notes and payments from license and research collaborations. In 2017, we entered into the Sanofi Agreement and the AbbVie Agreement, pursuant to which we have received non-refundable upfront payments. From inception to date, we have received $299.5 million in aggregate proceeds through our IPO and private placements and $80.0 million from license and research collaborations. As of December 31, 2018 and 2017, we held cash, cash equivalents and marketable securities totaling $180.6 million and $41.1 million respectively.

We do not have any products for sale and have not generated any product revenue since our inception. To date, all of our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of December 31, 2018, we have an accumulated deficit of $132.4 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company.

We believe our cash, cash equivalents, marketable securities at December 31, 2018, which include the net proceeds generated from our IPO in September 2018, are sufficient to fund our operations for at least the next 12 months from the issuance date of this report.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of research and development activities, conducting preclinical studies, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the scope and cost of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments, if any, we receive under the Sanofi Agreement;
•	our ability to maintain existing and establish new, strategic collaborations, licensing or other arrangements on favorable terms, if at all;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	the costs associated with being a public company; and
•	the costs associated with commercialization activities if any of our drug candidates are approved for sale.

See our “Risk Factors” elsewhere in this report for a description of additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in) operating activities	$(21,173)	$26,848	$(24,844)
Cash used in investing activities	(146,866)	(90)	(12)
Cash provided by financing activities	161,941	8,377	13,443
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	52	(9)
Net increase in cash, cash equivalents and restricted cash	$(6,098)	$35,187	$(11,422)

Cash used in operating activities

During the year ended December 31, 2018, cash used in operating activities was $21.2 million, which resulted from net income of $18.2 million adjusted for changes in operating assets and liabilities and non-cash charges. Our net income was adjusted for non-cash charges of $2.8 million for stock-based compensation, $0.6 million related to the change in fair value of the convertible preferred stock warrant liability, $0.7 million for deferred rent and $0.2 million for depreciation and amortization. Changes in operating assets and liabilities included a decrease of $44.1 million in deferred revenue, an increase of $2.2 million in prepaid expenses and other assets, an increase of $1.0 million in accounts payable and an increase of $1.9 million in accrued liabilities.

During the year ended December 31, 2017, cash provided by operating activities was $26.8 million, which resulted from net loss of $28.7 million adjusted for changes in operating assets and liabilities and non-cash charges. We received nonrefundable upfront payments of $40.0 million and $15.0 million from the Sanofi Agreement and the AbbVie Agreement, respectively. We recorded revenues of approximately $1.9 million and $3.4 million related to Sanofi and AbbVie, respectively, for the year ended December 31, 2017. The remaining $49.8 million is recorded as deferred revenue at December 31, 2017. Other changes in operating assets and liabilities included increases of $1.3 million and $2.0 million in accounts payable and accrued liabilities, respectively, partially offset by a decrease of $0.8 million in prepaid expenses and other current assets. Non-cash charges included debt discount amortization of $5.5 million, the conversion of accrued interest expense of $1.7 million into preferred stock, stock-based compensation and depreciation expenses of $1.0 million and $0.2 million, respectively, partially offset by a $5.1 million net gain related to changes in the fair values of the redemption features liability and convertible preferred stock warrant liability.

During the year ended December 31, 2016, cash used in operating activities was $24.8 million, which resulted from net loss of $30.6 million adjusted for non-cash charges and changes in operating assets and liabilities. Non-cash charges included debt discount amortization of $3.5 million, stock-based compensation and depreciation expenses of $1.0 million and $0.2 million, respectively, a net charge of $0.2 million related to changes in the fair values of the loan redemption features liability and the convertible preferred stock warrant liability, offset by $0.2 million in convertible loan issuance costs.

Cash used in investing activities

During the year ended December 31, 2018, cash used in investing activities was $146.9 million and is primarily the result of purchases in excess of maturities of marketable securities of $145.8 million and purchases of laboratory and computer equipment of $1.1 million.

During the year ended December 31, 2017, cash used in investing activities was $90,000 for the purchase of laboratory and computer equipment.

During the year ended December 31, 2016, cash used in investing activities was not significant.

Cash provided by financing activities

During the year ended December 31, 2018, cash provided by financing activities was $161.9 million and includes $110.6 million of net proceeds, after deducting underwriting discounts, commissions and offering costs, from our IPO of our common stock, $49.8 million of proceeds from our Series C preferred stock issuance and $1.5 million from the issuance of common stock pursuant to our equity incentive plans.

During the year ended December 31, 2017, cash provided by financing activities was $8.4 million consisting of $8.1 million of proceeds from the issuance of convertible notes and $0.3 million of proceeds from the issuance of common stock.

During the year ended December 31, 2016, cash provided by financing activities was $13.4 million consisting primarily of proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligation as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$22,749	$2,354	$6,274	$6,687	$7,434

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 30,000 square feet of office, research and development, and laboratory space pursuant to a lease agreement that expired on January 31, 2019.

In April 2018, we signed a new lease for approximately 47,500 square feet of office, research and development and laboratory space. We began occupancy in the first quarter of 2019 for a seven-year period with an option to extend for another seven-year period, subject to certain conditions.

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

Revenue Recognition

We generate revenue from the Sanofi Agreement and the AbbVie Agreement. Revenue is recognized when the four revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

We account for multiple element arrangements, in which we may provide several deliverables, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Subtopic 605-25, Multiple Element Arrangements.

Revenue from non-refundable upfront fees that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of the continuing performance obligation. Where a portion of non-refundable upfront fees or other payments received is allocated to continuing performance obligations under the terms of the agreement, it is recorded as deferred revenue and recognized as revenue ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods and review them periodically based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made. We have received reimbursements for a portion of our research and development costs. Such reimbursements are recorded as a reduction to research and development expenses on our consolidated statements of operations.

Our collaboration agreement with Sanofi contains milestone payments that may become due upon the achievement of certain milestones. We apply ASC Subtopic 605-28, Milestone Method. Under the milestone method, payments that are contingent upon achievement of a substantive milestone are recognized in the period in which the milestone is achieved. A milestone is defined as an event that can only be achieved based on our performance and there is substantive uncertainty at the inception of the arrangement about whether the event will be achieved. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, for the milestone to be considered substantive, (a) the consideration earned from the milestone must relate solely to our performance, (b) the consideration must be reasonable relative to all of the deliverables, and (c) the consideration must be commensurate with (i) our performance to achieve the milestone or (ii) the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone. Non-substantive milestone or contingent payments are recognized as revenue over the estimated period of any remaining performance obligations or when earned as a result of counterparty performance in accordance with contractual terms and when such payments can be reasonably estimated and collectability of such payments is reasonably assured.

Research and Development Expense Accruals

We accrue and expense research and development expense related to services performed by third parties based upon actual work completed in accordance with agreements established with such third parties. This process involves identifying services that have been performed and estimating the level of service performed and the associated contractual cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we modify our estimates of clinical trial accruals accordingly on a prospective basis.

The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven timing of payments. To date, we have not experienced any material differences between the accrued clinical trial expenses and actual clinical trial expenses.

Fair Value of Convertible Preferred Stock Warrant Liability

Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on the consolidated balance sheets because the underlying shares of convertible preferred stock were contingently redeemable, which, therefore, may have obligated us to transfer assets at some point in the past to settle these warrants. The warrants were subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the consolidated statements of operations.

The fair value of the preferred stock warrants was determined using a hybrid approach that takes into account the probability of an IPO and non-IPO liquidity events. The non-IPO liquidity event scenario uses an option pricing model to allocate the total enterprise value to the various securities within our capital structure based on future expectations. The IPO scenario also uses an option pricing model to estimate the value of the warrant in the case of an IPO. See Note 8, Debt Obligation, to our consolidated financial statements included elsewhere in this report. In September 2018, upon our IPO, all convertible preferred stock warrants were converted into common stock warrants.

Fair Value of Convertible Notes Redemption Features Liability

We recorded a derivative liability related to certain redemption features embedded within our outstanding convertible notes. The convertible notes issued in 2017 and 2016 included features that were determined to be an embedded derivative requiring bifurcation and separate accounting. This bifurcated redemption feature was initially recorded at fair value and is subject to revaluation at each balance sheet date. Changes in fair value were recognized as a component of other income, net, on the consolidated statements of operations. In December 2017, the convertible notes and interest payable were converted into shares of our Series B-3 preferred stock and the convertible notes redemption features liability was determined to have a fair value of $0. The fair value of our convertible notes redemption features was $0 as of December 31, 2018 and 2017.

We determined the fair value of the convertible notes redemption features liability based on a lattice model that utilizes projected outcomes and the probability of those outcomes. The inputs used to determine the estimated fair value of the derivative instrument include the probability of an underlying event triggering the exercise of the redemption features and its timing. The fair value measurement was based upon significant inputs not observable in the market at each valuation date. The inputs included our evaluation of the likelihood of various settlement scenarios for the convertible notes, including the probabilities of (a) subsequent preferred stock sales at various price ranges, (b) the completion of an IPO, (c) a change in control of the company, (d) conversion of the convertible notes upon maturity, and (e) repayment of the convertible notes upon maturity. The settlement scenarios that would have triggered payments under the redemption features included the conversion to a future round of financing at a discounted price and a change in control prior to the conversion or repayment of the convertible notes. The other scenarios would not have triggered payment under the redemption features. These assumptions were inherently subjective and involved significant management judgment. See Note 8, Debt Obligation, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K

Stock-based Compensation

We use the Black-Scholes valuation model to estimate the grant date fair value of stock option awards with time-based vesting terms. Stock-based compensation expense is recognized based on the grant date fair value on a straight-line basis over the requisite service period and is reduced for forfeitures as they occur. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires us to make certain assumptions that represent our best estimates of volatility, risk-free interest rate, expected life and dividend yield. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These assumptions include:

•

Risk-Free Interest Rate: We base the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant, for a period that is commensurate with the assumed expected option term.

•

Expected Term of Options: The expected term of options represents the period of time options are expected to be outstanding. The expected term of the options granted is derived from the “simplified” method (that is, estimating the expected term as the mid-point between the vesting date and the end of the contractual term for each option).

•

Expected Stock Price Volatility: The expected volatility used is based on historical volatilities of similar entities within our industry for a period that is commensurate with our expected term assumption.

•	Expected Dividend Yield: The estimate for annual dividends is zero because we have not historically paid and do not expect for the foreseeable future to pay a dividend.

Options granted to non-employee consultants are re-measured at the current fair value at the end of each reporting period until the underlying equity instruments vest. Stock-based compensation expense for non-employee consultants was insignificant for all periods presented.

Determination of the estimated fair value of our common stock on grant dates prior to our IPO

Prior to the IPO, the estimated fair value of our common stock was determined by our board of directors, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, including factors that may have changed from the date of the most recent valuation through the date of the grant. The factors considered by our board of directors include, but are not limited to: the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management, progress of our research and development activities; our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an IPO or sale, in light of prevailing market conditions. Subsequent to the IPO, we estimate at the date of grant the fair value of the option to buy our underlying common stock, which is traded publicly on the Nasdaq Global Select Market.

We have periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountant’s Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation ,or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

•

Option Pricing Method. Under the option pricing method, or OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•

Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

For the valuations of our common stock performed in August 2016, August 2017, December 2017, March 2018, June 2018 and July 2018, we used a hybrid of the OPM and PWERM methods to determine the estimated fair value of our common stock.

Our board of directors and management develop best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation specialist. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity.

Determination of the fair value of our common stock on grant dates following our IPO

The fair values of each granted option to buy underlying common stock is estimated, based on the price of our common stock as reported by the Nasdaq Global Select Market, at the date of grant.

Stock-based compensation expense was $2.8 million, $1.0 million and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, we had $15.6 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 3.3 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured at the balance sheet date using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted.

We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the underpayment of income taxes.

As of December 31, 2018, our total deferred tax assets were $32.7 million. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have provided for a full valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

The information required by this item is included in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in Part II, Item 8, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $180.6 million as of December 31, 2018, which consisted of bank deposits, money market funds, U.S. Treasury securities and government agency securities and corporate debt securities. We did not have marketable securities as of December 31, 2017.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Our investments as of December 31, 2018 included $142.4 million in short-term marketable securities and $3.7 million in long-term marketable securities. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at December 31, 2018, a hypothetical 1% movement in market interest rates would result in a $0.7 million change in the fair value of our investments. Such losses would only be realized if we were to sell the investments prior to their maturities.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principia Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Principia Biopharma Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California

March 19, 2019

PRINCIPIA BIOPHARMA INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$34,489	$41,054
Short-term marketable securities	142,436	—
Restricted cash	82	100
Prepaid expenses and other current assets	3,765	1,778
Total current assets	180,772	42,932
Property and equipment, net	1,666	209
Long-term restricted cash	567	82
Long-term marketable securities	3,712	—
Other long-term assets	8,804	280
Total assets	$195,521	$43,503
Liabilities, convertible preferred stock and stockholders' equity
Current liabilities:
Accounts payable	$4,439	$3,405
Deferred revenue	5,616	44,134
Accrued research and development liabilities	1,520	1,177
Accrued other liabilities	993	253
Accrued compensation	4,312	2,262
Total current liabilities	16,880	51,231
Deferred revenue, less current portion	—	5,619
Long-term deferred rent	8,781	8
Convertible preferred stock warrant liability	—	1,576
Total liabilities	25,661	58,434
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.0001 par value, 20,000,000 and 113,680,282 shares authorized at December 31, 2018 and 2017, respectively; 0 and 12,285,434 shares issued and outstanding at December 31, 2018 and 2017, respectively (aggregate liquidation preference of $0 and $129,445 at December 31, 2018 and 2017)	—	128,531
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 and 141,432,765 shares authorized at December 31, 2018 and 2017, respectively; 23,865,451 and 626,613 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	1
Additional paid-in-capital	302,393	7,201
Accumulated other comprehensive loss	(128)	(90)
Accumulated deficit	(132,407)	(150,574)
Total stockholders’ equity (deficit)	169,860	(143,462)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$195,521	$43,503

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Revenue	$69,137	$5,247	$—
Operating expenses:
Research and development	40,533	25,390	22,290
General and administrative	11,462	6,443	4,763
Total operating expenses	51,995	31,833	27,053
Income (loss) from operations	17,142	(26,586)	(27,053)
Other income (expense), net	(653)	5,096	308
Interest income	1,678	16	5
Interest expense	—	(7,223)	(3,898)
Net income (loss)	$18,167	$(28,697)	$(30,638)
Net income (loss) attributable to common stockholders	$4,917	$(28,697)	$(30,638)
Net income (loss) per share attributable to common stockholders
Basic	$0.65	$(50.37)	$(59.89)
Diluted	$0.57	$(50.37)	$(59.89)
Weighted-average shares used to calculate net income (loss) per share attributable to common stockholders
Basic	7,622,602	569,719	511,597
Diluted	8,627,473	569,719	511,597

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net income (loss)	$18,167	$(28,697)	$(30,638)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(38)	—	—
Foreign currency translation adjustment	—	52	(9)
Comprehensive income (loss)	$18,129	$(28,645)	$(30,647)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2015	10,316,873	$104,926	484,496	$—	$2,297	$(133)	$(91,239)	$(89,075)
Exercise of stock options and vesting of early exercise shares	—	—	46,501	—	143	—	—	143
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	—	1,053	—	—	1,053
Beneficial conversion features of the convertible loan					1,876			1,876
Net loss	—	—	—	—	—	—	(30,638)	(30,638)
Balance at December 31, 2016	10,316,873	104,926	530,997	—	5,369	(142)	(121,877)	(116,650)
Exercise of stock options and vesting of early exercise shares	—	—	95,616	1	317	—	—	318
Issuance of preferred stock on conversion of notes payable	1,968,561	23,605	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	52	—	52
Stock-based compensation expense	—	—	—	—	1,027	—	—	1,027
Beneficial conversion features of the convertible loan	—	—	—	—	488	—	—	488
Net loss	—	—	—	—	—	—	(28,697)	(28,697)
Balance at December 31, 2017	12,285,434	128,531	626,613	1	7,201	(90)	(150,574)	(143,462)
Issuance of preferred stock from Series C offering	3,474,668	49,800	—	—	—	—	—	—
Conversion of preferred stock at initial public offering	(15,760,102)	(178,331)	15,760,102	1	178,331	—	—	178,332
Conversion of warrants at initial public offering	—	—	—	—	2,153	—	—	2,153
Issuance of common stock from initial public offering	—	—	7,187,500	—	110,574	—	—	110,574
Stock-based compensation expense	—	—	—	—	2,801	—	—	2,801
Exercise of stock options and vesting of early exercise shares	—	—	287,660	—	1,277	—	—	1,277
Issuance of common stock upon exercise of warrants	—	—	3,576	—	56	—	—	56
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	—	18,167	18,167
Balance at December 31, 2018	—	$—	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$18,167	$(28,697)	$(30,638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible preferred stock warrant liability	577	526	(43)
Change in fair value of redemption features liability	—	(5,586)	241
Amortization of (discount) premium on marketable securities	(387)	—	—
Depreciation	252	178	232
Stock-based compensation	2,801	1,027	1,053
Deferred rent	745	—	—
Convertible loan issuance cost	—	—	(182)
Amortization of debt discount	—	5,495	3,458
Interest expense on convertible notes	—	1,669	442
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,187)	(843)	449
Deferred revenue	(44,137)	49,753	—
Accounts payable	1,034	1,280	696
Accrued liabilities	1,962	2,046	(552)
Net cash provided by (used in) operating activities	(21,173)	26,848	(24,844)
Investing activities:
Purchases of property and equipment	(1,067)	(90)	(12)
Maturities of marketable securities	13,500	—	—
Purchases of marketable securities	(159,299)	—	—
Net cash used in investing activities	(146,866)	(90)	(12)
Financing activities:
Net proceeds from initial public offering	110,574	—	—
Net proceeds from Series C preferred stock issuance	49,800	—	—
Proceeds from issuance of common stock	1,511	317	10
Proceeds from exercise of common stock warrants	56	—	—
Proceeds from issuance of convertible notes	—	8,060	13,433
Net cash provided by financing activities	161,941	8,377	13,443
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	52	(9)
Net increase in cash, cash equivalents and restricted cash	(6,098)	35,187	(11,422)
Cash, cash equivalents and restricted cash at beginning of period	41,236	6,049	17,471
Cash, cash equivalents and restricted cash, at end of period	$35,138	$41,236	$6,049
Supplemental disclosures of cash flow information
Tenant improvement allowance receivables	$8,324	$—	$—
Purchases of property and equipment accrued but not yet paid	642	—	—
Conversion of convertible note and interest into convertible preferred stock	—	23,605	—

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of Business

We, Principia Biopharma Inc. (“Principia”), are a late-stage biopharmaceutical company focused on developing novel therapies for immunology and oncology. We were incorporated on October 6, 2008, began operations in February 2011, and are headquartered in South San Francisco, California.

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of Principia and our wholly-owned Australian subsidiary. All intercompany accounts, transactions and balances have been eliminated.

Reverse Stock Split

In August 2018, our board of directors approved an amendment to our amended and restated certificate of incorporation to effect a 1-for-9.0839 reverse split (the “Reverse Split”) of shares of our common and convertible preferred stock, which was effected on August 31, 2018. All share and per share information included in the accompanying consolidated financial statements has been adjusted to reflect the Reverse Split. Accordingly, all issued and outstanding common stock and preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect the Reverse Split for all periods presented.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The majority of our cash and cash equivalents is maintained with one financial institution in the United States. Deposits with this financial institution have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents, marketable securities totaled $180.6 million and $41.1 million at December 31, 2018 and 2017, respectively.

We are subject to a number of risks similar to other biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, our reliance on third parties or partners to conduct our clinical trials, the need to obtain regulatory and marketing approvals for our drug candidates or to rely on partners to do so, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our drug candidates, our right to develop and commercialize our drug candidates pursuant to the terms and conditions of the licenses granted to us, protection of proprietary technology, the ability to make milestone, royalty or other payments due under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If we do not successfully commercialize or partner any of our drug candidates, we will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

We consider all highly liquid financial instruments with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

We carry marketable securities consisting primarily of money market funds, U.S. Treasury securities and obligations of government-sponsored enterprises and corporate bonds and commercial paper. Marketable securities with maturities greater than 90 days at the time of purchase and mature less than one year from the consolidated balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of our marketable securities are considered available-for-sale and carried at estimated fair values on the consolidated balance sheets. Unrealized gains or losses are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are included as a component of interest income.

Restricted Cash

As of December 31, 2018 and 2017, we had $0.6 million and $0.2 million, respectively, in combined restricted cash and long-term restricted cash that is used to secure financing through a company credit card and for a lease security deposit. This amount is separated from cash and cash equivalents on the consolidated balance sheets.

Segments

We have one operating segment. Our chief operating decision maker, our Chief Executive Officer, manages our operations on a consolidated basis in assessing performance and allocating resources.

Property and Equipment

Property and equipment consist of laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements and are stated at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets generally ranging from two years for computer equipment to five years for office furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term.

Leases

We enter into lease agreements for our laboratory and office facilities. These leases are classified as operating leases. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent consists of the difference between cash payments and the recognition of rent expense for the buildings we occupy.

Lease incentives and allowance provided by our landlord for the construction of leasehold improvements are recorded as lease incentive obligations, up to the maximum aggregate allowances. Lease incentive obligations are classified as a component of deferred rent and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Rent expense from operating leases is recognized on a straight-line basis over the lease term. The difference between rent expense recognized and rental payments is recorded as deferred rent in the consolidated balance sheets.

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

Revenue from non-refundable upfront fees that are not dependent on any future performance by us is recognized when such amounts are earned. If we have continuing obligations to perform under the arrangement, such fees are recognized over the estimated period of the continuing performance obligation. Where a portion of non-refundable upfront fees or other payments received is allocated to continuing performance obligations under the terms of the agreement, it is recorded as deferred revenue and recognized as revenue ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods and review them periodically based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made. We have received reimbursements for a portion of our research and development costs. Such reimbursements are recorded as a reduction to research and development expenses on our consolidated statements of operations.

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

Convertible Preferred Stock Warrants

Upon the completion of our IPO in September 2018, all of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock. We re-valued the convertible preferred stock warrants upon completion of our IPO and reclassified the estimated fair value of the warrants to additional paid in capital.

Prior to the IPO, freestanding warrants to purchase our convertible preferred stock were recorded as a liability on the consolidated balance sheets. The warrants were subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the consolidated statements of operations.

Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on the consolidated balance sheets because the underlying shares of convertible preferred stock are contingently redeemable, which, therefore, may obligate us to transfer assets at some point in the future to settle these warrants. The warrants were subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the consolidated statements of operations.

The fair value of the preferred stock warrants was determined using a hybrid approach that takes into account the probability of an IPO and non-IPO liquidity events. The non-IPO liquidity event scenario uses an option pricing model to allocate the total enterprise value to the various securities within our capital structure based on future expectations. The IPO scenario also uses an option pricing model to estimate the value of the warrant in the case of an IPO. See Note 8, Debt Obligation, to our consolidated financial statements included elsewhere in this report. In September 2018, upon our IPO, all convertible preferred stock warrants were converted into common stock warrants.

Convertible Notes Redemption Features

We recorded a derivative liability related to redemption features embedded within our convertible notes. The convertible notes issued in 2016 and 2017 included features that were determined to be an embedded derivative requiring bifurcation and separate accounting. This bifurcated redemption feature was initially recorded at fair value and was subject to revaluation at each balance sheet date. Changes in fair value were recognized as a component of other income, net, on the consolidated statements of operations. In December 2017, the convertible notes and interest payable were converted into Series B-3 preferred stock and the convertible notes redemption features liability was determined to have a fair value of zero. The fair value of our convertible notes redemption features was $3.6 million as of December 31, 2016, and $0 as of December 31, 2018 and 2017, respectively. See Note 8, Debt Obligation.

We determined the fair value of the convertible notes redemption features liability based on a lattice model that utilizes projected outcomes and the probability of those outcomes. The inputs used to determine the estimated fair value of the derivative instrument include the probability of an underlying event triggering the exercise of the redemption features and its timing. The fair value measurement was based upon significant inputs not observable in the market at each valuation date. The inputs included our evaluation of the likelihood of various settlement scenarios for the convertible notes, including the probabilities of (a) subsequent preferred stock sales at various price ranges, (b) the completion of an IPO, (c) a change in control of the company, (d) conversion of the convertible notes upon maturity, and (e) repayment of the convertible notes upon maturity. The settlement scenarios that would have triggered payments under the redemption features included the conversion to a future round of financing at a discounted price and a change in control prior to the conversion or repayment of the convertible notes. The other scenarios would not have triggered payment under the redemption features. These assumptions were inherently subjective and involved significant management judgment. See Note 8, Debt Obligation, to our consolidated financial statements included elsewhere in this report.

Research and Development Expenses

Research and development expenses consist primarily of personnel costs, including salaries, benefits and stock-based compensation, costs related to clinical and preclinical studies, contract manufacturing, consulting fees, laboratory supplies, and allocated overhead and facility occupancy costs. Research and development costs are expensed as incurred. Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and expensed as the goods are delivered or the related services are performed. Costs associated with co-development activities are included in research and development expenses, with any reimbursement of costs by our collaboration partners reflected as a reduction of research and development expenses.

Stock-based Compensation

We use the Black-Scholes valuation model to estimate the grant date fair value of stock option awards with time-based vesting terms. The determination of fair value for stock-based awards on the date of grant using an option-pricing model (OPM) requires management to make certain assumptions regarding a number of variables. Stock-based compensation expense is recognized based on the grant date fair value on a straight-line basis over the requisite service period and is reduced for forfeitures as they occur. Equity-based payments granted to non-employees are recorded at grant date fair value and are re-measured at the current fair value at the end of each reporting period until the underlying equity instruments vest. Non-employee stock-based compensation expense was immaterial for all periods presented.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured at the balance sheet date using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period such tax rate changes are enacted.

We record uncertain tax positions on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to the underpayment of income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business enterprise during a period, resulting from transactions from non-owner sources, and consists primarily of unrealized gains or losses related to our available-for-sale marketable securities are carried at estimated fair values on the consolidated balance sheets and losses on foreign currency translation related to our wholly-owned Australian subsidiary.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards Updates

In November 2016, the FASB has issued accounting standard update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The ASU requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption is permitted. We early adopted ASU 2016-18 during the fourth quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards or Updates Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as subsequently amended, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most recent current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. generally accepted accounting pronouncements. The guidance also specifies the accounting for certain incremental costs of obtaining a contract, and costs to fulfill a contract with a customer.

Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. We will adopt ASU 2014-09 on January 1, 2019 using the modified retrospective method of transition applied to contracts that were not completed at January 1, 2019. A completed contract is a contract for which all, or substantially all, of the revenue was recognized in accordance with revenue guidance in effect before the date of initial application. The new revenue recognition standard differs from the previous accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations. We are finalizing our assessment of the impact of adoption and expect to record a cumulative effect adjustment to our retained earnings during the first quarter of 2019 to reflect revenue being recognized based on a measurement of progress toward completion for the combined performance obligation, rather than on a straight-line basis, under the AbbVie agreement. We are also evaluating the impact the standard will have on our disclosures and are implementing changes to our current policies and practices, and internal controls over financial reporting to address the requirements of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We have elected the extended transition period provided by the JOBS Act and ASU 2016-02 is effective for us for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The ASU is expected to impact our financial statements as we have certain operating lease agreements under which we are the lessee. We are currently evaluating the impact of the adoption of this ASU and anticipate the recognition of additional assets and corresponding liabilities on our balance sheet related to leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements and related disclosures.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	—	7,465	—	7,465
Corporate debt securities	—	4,499	—	4,499
Short-term marketable securities
Corporate commercial paper	—	36,180	—	36,180
Corporate debt securities	—	71,903	—	71,903
Government‑ sponsored enterprise securities	—	9,906	—	9,906
U.S. Treasury securities	—	24,447	—	24,447
Long-term marketable securities
Corporate debt securities	—	3,712	—	3,712
Total	$19,861	$158,112	$—	$177,973

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$30	$—	$—	$30
Liabilities
Convertible preferred stock warrant liability	$—	$—	$1,576	$1,576

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2018 and 2017.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	7,466	—	(1)	7,465
Corporate debt securities	4,499	—	—	4,499
Total cash equivalents	$31,826	$—	$(1)	$31,825
Short-term marketable securities
Corporate commercial paper	36,197	—	(17)	36,180
Corporate debt securities	71,920	8	(25)	71,903
Government‑ sponsored enterprise securities	9,911	—	(5)	9,906
U.S. Treasury securities	24,451	—	(4)	24,447
Total short-term marketable securities	$142,479	$8	$(51)	$142,436
Long-term marketable securities
Corporate debt securities	$3,706	$6	$—	$3,712
Total long-term marketable securities	$3,706	$6	$—	$3,712
Total	$178,011	$14	$(52)	$177,973

We had no marketable securities as of December 31, 2017.

All of our marketable securities were considered available-for-sale at December 31, 2018. There were no sales of available-for-sale marketable securities in any of the periods presented. The carrying value of marketable securities that were in unrealized loss positions totaled $113.5 million as of December 31, 2018. We have determined that (i) we do not have the intent to sell any of these marketable securities, and (ii) it is not more likely than not that we will be required to sell any of these marketable securities before recovery of the entire amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined there were no other-than-temporary impairments associated with any of these marketable securities before recovery of the entire amortized cost basis during the year ended December 31, 2018. At December 31, 2018, the remaining contractual maturities of long-term marketable securities were less than two years.

5. Balance Sheet Components

Property and equipment as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Laboratory equipment	$2,500	$1,617
Computer equipment	508	281
Furniture and Fixtures	392	10
Leasehold improvements	420	203
	3,820	2,111
Less accumulated depreciation and amortization	(2,154)	(1,902)
Total	$1,666	$209

Depreciation and leasehold improvement amortization expenses were $0.2 million for each of the years ended December 31, 2018 and 2017.

Prepaid expenses and other current assets as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Other accounts receivable	$2,104	$378
Prepaid expenses	1,661	1,400
Total	$3,765	$1,778

Other long-term assets as of December 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Tenant improvement allowance receivables	$8,324	$—
Long-term deposits	480	280
Total	$8,804	$280

6. License and Collaboration Agreements

Sanofi

In November 2017, we entered into the Sanofi Agreement for an exclusive license to PRN2246/SAR442168 and backup molecules for development in MS and other CNS diseases. Under the Sanofi Agreement, we will complete Phase 1 activities, and Sanofi will take on all further development activities. We and Sanofi will each be responsible for certain early development costs, and Sanofi will be responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS Field. In the event that we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon payment to us of a field expansion payment as well as milestones and royalties within the expanded field.

In December 2017, we received a $40.0 million upfront payment. Under the Sanofi Agreement, our deliverables are (i) grant a license of rights to PRN2246/SAR442168, (ii) transfer of technology (know-how) related to PRN2246/SAR442168, and (iii) performance of research and development services related to our responsibilities under the early development plan. We considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the delivered license does not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related ongoing developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, the $40.0 million received related to this combined unit of accounting was recognized as revenue ratably over the performance period, which has concluded as of December 31, 2018. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a payment of $10.0 million in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. Under ASC Subtopic 605-28, Milestone Method, these milestones are not deemed substantive, and therefore, the $5.0 million payment we achieved in the third quarter of 2018 was recognized ratably over the remaining performance period of the collaboration through December 31, 2018. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan. For the years ended December 31, 2018 and 2017, we recognized $63.1 million and $1.9 million in revenue, respectively, related to the Sanofi Agreement. There was no deferred revenue related to the Sanofi Agreement at December 31, 2018.

Deferred revenue related to the Sanofi Agreement was $38.1 million at December 31, 2017. Amounts for certain early development plan costs subject to reimbursement from Sanofi, recorded as a reduction of research and development expense, were approximately $2.4 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. As we have satisfied all deliverables under the Sanofi Agreement as of December 31, 2018, any future milestones achieved will be recognized as revenue, if and when earned.  We have an option to fund a portion of Phase 3 development costs in return for, at Principia’s option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. Only the additional royalty option would be available if we are developing PRN1008 for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or in certain changes of control involving Principia and certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

AbbVie

In June 2017, we entered into a collaboration agreement with AbbVie to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. Under the AbbVie Agreement, our deliverables were (i) granting a license of rights to certain licensed compounds to develop and commercialize oral immunoproteasome inhibitors, (ii) transfer of technology (know-how) related to the oral immunoproteasome inhibitors program, and (iii) provide research and development services during the two-year research period, which can be extended for up to six months.  We considered the provisions of the revenue recognition multiple-element arrangement guidance and concluded that the delivered license does not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing developmental participation under the AbbVie Agreement, which was required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting is recognized as revenue ratably over the estimated performance period, which was estimated as of December 31, 2018 to continue through the fourth quarter of 2019. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program.  We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us, as of the date of the termination.

For the years ended December 31, 2018 and 2017, we recognized $6.0 million and $3.4 million, respectively, in revenue related to the AbbVie Agreement. Deferred revenue related to the AbbVie Agreement was $5.6 million and $11.6 million at December 31, 2018 and 2017, respectively.

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

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 47,500 square feet of office, research and development, and laboratory space starting February 2019. Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco. It had been subject to several amendments to secure additional space, sublease certain office and laboratory space and/or extend the lease term.

In 2015, we entered into agreements to sublease certain office and laboratory space to two different subtenants. Pursuant to the sublease agreements, we received sublease payments of $0.1 million for year ended December 31, 2017, which are recognized as an offset to rent expense. Both subleases were terminated during 2017.

In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space for a seven year period with an option to extend for another seven year period subject to certain conditions. We commenced occupancy in February 2019. Pursuant to the April 2018 Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which is recorded as long-term restricted cash at December 31, 2018. The Lease Agreement allows for a landlord provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides an option through July 1, 2019 for us to use an additional tenant improvement allowance of up to $1.2 million to apply toward the costs of tenant improvements. Any additional tenant improvement allowance used in connection with this option will be amortized and added to monthly rent payments commencing on the date the tenant improvements are completed. Any portion of the tenant improvement allowance not claimed or drawn by us prior to July 1, 2019 shall expire and shall no longer be available to us thereafter. Reimbursable construction costs incurred will be recorded as a leasehold improvement with a corresponding lease incentive obligation, which is classified as a component of deferred rent. Amounts that will be reimbursed under the tenant improvement allowance will be recorded as deferred rent and amortized as a reduction to rent expense over the lease term. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as of December 31, 2018. Amounts that exceed the aggregate amount of allowances are not considered lease incentives and will not be recorded to deferred rent.

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

Future minimum lease payments for operating leases at December 31, 2018 are as follows (in thousands):

Year ended December 31,
2019	$2,354
2020	3,087
2021	3,187
2022	3,290
2023	3,397
2024 and beyond	7,434
Total	$22,749

We recorded rent expense of $2.7 million for the year ended December 31, 2018 and rent expense, net of sublease payments, of $1.6 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively.

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

8. Debt Obligation

Convertible Note Financing

In August 2016, we entered into a Note and Warrant Purchase Agreement (the “Convertible Note Agreement”), as amended in September 2016 and March 2017, with certain of our existing investors, pursuant to which we issued convertible notes (the “Notes”) in the aggregate amount of $21.5 million. The Notes had an annual interest rate of 8.0% and a maturity date of December 31, 2017. At the time of issuance of the Notes in 2016 and 2017, we determined that a beneficial conversion feature existed based on the amount by which the fair value of the underlying shares of Series B-3 preferred stock exceeded the effective conversion rate of the Notes. An incremental debt discount of $0.5 million and $1.9 million was recorded related to this beneficial conversion feature in 2017 and 2016, respectively.

Notes Redemption Features Liability

The Notes also had redemption features that were determined to be an embedded derivative requiring bifurcation and separate accounting. The fair value of the embedded derivative upon issuance was determined to be $3.4 million and $1.9 million for the Notes issued in 2016 and 2017, respectively, and was recognized as a debt discount and as a derivative liability on the consolidated balance sheets. The embedded derivative associated with the Notes required re-measurement to fair value using Level 3 inputs while the Notes were outstanding at the end of each reporting period.

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

Prior to the conversion, we determined the fair value of the convertible notes redemption features liability based on a lattice model that utilizes projected outcomes and the probability of those outcomes. The inputs used to determine the estimated fair value of the derivative instrument included the probability of an underlying event triggering the exercise of the redemption features and its timing. The fair value measurement was based upon significant inputs not observable in the market at each valuation date. The inputs included our evaluation of the likelihood of various settlement scenarios for the convertible notes, including the probabilities of (a) subsequent preferred stock sales at various price ranges, (b) the completion of an IPO, (c) a change in control of the company, (d) conversion of the Notes upon maturity, and (e) repayment of the notes upon maturity. The settlement scenarios that would have triggered payments under the redemption features included the conversion to a future round of financing at a discounted price and a change in control prior to the conversion or repayment of the Notes. The other scenarios would not have triggered payment under the redemption features.

Changes in fair value related to the notes redemption features liability were recorded as a component of other income, net. The following table summarizes the changes in fair value during the years ended December 31, 2016 and 2017 (in thousands):

Estimated Fair Value of Convertible Notes Redemption Features Liability
Balance at January 1, 2016	$—
Fair value of the redemption features upon issuance of convertible notes	3,407
Change in estimated fair value of redemption features liability included in other income, net	241
Balance at December 31, 2016	3,648
Fair value of the redemption features related to second tranche of convertible notes	1,938
Change in estimated fair value of redemption features liability included in other income, net	(5,586)
Balance at December 31, 2017	$—

In September 2018, upon our IPO, all shares of convertible preferred stock were converted into an equal number shares of common stock.

Preferred Stock Warrant Liability

In connection with the issuance of the Notes, we issued warrants to purchase our capital stock. Upon conversion of the Notes into Series B-3 preferred stock on December 29, 2017, we determined the total number of shares underlying such warrants to be 168,046 shares of our capital stock at an exercise price of $8.99 per share. The warrants are exercisable upon the issuance date and have a five-year term. The estimated fair value of the warrants upon issuance, of $1.1 million, was based on an option pricing model. We recorded the fair value of the warrants at issuance as a debt discount and as a convertible preferred stock warrant liability. The debt discount was accreted using the effective interest method as additional interest expense over the term of the Notes. The estimated fair value of the warrants is subject to re-measurement at each reporting period. As of December 31, 2017, the fair value of the outstanding warrants was $1.5 million. In September 2018, upon our IPO, all the preferred stock warrants were converted into warrants to purchase shares of common stock.

In September 2011, in connection with entering into a debt facility agreement, we issued warrants to purchase 4,954 shares of Series A convertible preferred stock at a price of $9.0839 per share. The warrants have a 10-year term can be exercised by paying cash or converted into the number of shares of convertible preferred stock equal in value to the intrinsic value of the warrants (“Net Exercises”). The estimated fair value of the warrants is subject to re-measurement at each balance sheet date. As of December 31, 2017, the fair value of outstanding Series A warrants was $27,000. In September 2018, all Series A shares of warrants were net exercised and 3,576 shares of common stock were issued.

The following table summarizes the changes in the estimated fair value of our convertible preferred stock warrant liability related to Series A and Series B-3 warrants for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Estimated Fair Value of Convertible Preferred Stock Warrant Liability
Balance at January 1, 2016	$31
Warrants issued with convertible notes	1,062
Change in estimated fair value of convertible preferred stock warrant liability included in other income, net	(43)
Balance at December 31, 2016	1,050
Change in estimated fair value of convertible preferred stock warrant liability included in other income, net	526
Balance at December 31, 2017	1,576
Change in estimated fair value of convertible preferred stock warrant liability included in other income, net	634
Reclassification of warrant liability to additional paid-in-capital upon exercise of warrants	(57)
Reclassification of warrant liability to additional paid-in-capital upon initial public offering	(2,153)
Balance at December 31, 2018	$—

The fair value of the preferred stock warrants was determined using a hybrid approach that takes into account the probability of IPO and non-IPO liquidity events. The non-IPO liquidity event scenario uses an option pricing model to allocate the total enterprise value to the various securities within our capital structure based on future expectations. The IPO scenario also uses an option pricing model to estimate the value of the warrant in the case of an IPO. The two OPM models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. The fair values of our convertible preferred stock warrant liability related to Series A and Series B-3 warrants were approximately $1.6 million as of December 31, 2017. As of December 31, 2018, no preferred stock warrants were outstanding.

Interest expense

We had no interest expense during the year ended December 31, 2018. Interest expense of approximately $7.2 million and $3.9 million was recognized during the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, interest expense included $5.5 million of accretion of debt discounts related to the beneficial conversion features, the convertible notes redemption features liability and the convertible preferred stock warranty liability, and $1.7 million of accrued interest expense on the Notes which was converted into preferred stock in December 2017. For the year ended December 31, 2016, interest expense included $3.5 million of accretion of debt discounts related to the beneficial conversion features, the convertible notes redemption features liability and the convertible preferred stock warranty liability and $0.4 million of accrued interest expense on the Notes.

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

As of December 31, 2018, we had no remaining shares of convertible preferred stock issued or outstanding. As of December 31, 2017, convertible preferred stock consisted of the following (in thousands, except share numbers):

	Shares Authorized	Shares Issued and Outstanding	Liquidation Amount	Carrying Value
Series A	40,094,998	4,408,893	$40,050	$39,630
Series B-1	22,957,067	2,527,221	25,253	25,028
Series B-2	19,130,887	2,106,014	25,252	25,027
Series B-3	31,497,330	3,243,306	38,890	38,846
Total	113,680,282	12,285,434	$129,445	$128,531

Series A Preferred Stock

In 2011 and 2012, we sold a total of 4,408,893 shares of Series A convertible preferred stock, at a price per share of $9.0839, for gross proceeds of approximately $40.1 million.

Series B Preferred Stock

In April 2014, we completed the first tranche (“Series B-1”) of our Series B round of financing. Pursuant to the financing terms, we issued 2,527,221 shares of Series B-1 convertible preferred stock at $9.9923 per share for gross cash proceeds of $25.3 million.

The Series B purchase agreement contemplated the sale in an additional closing, the second tranche (“Series B-2”), of up to 2,106,014 additional shares of our Series B preferred stock for aggregate gross proceeds of approximately $25.3 million. Series B-2 closed in November 2014 after we met the pre-defined milestones. Under the terms of the stock purchase agreement, we issued 2,106,014 shares of Series B-2 convertible preferred stock at $11.9907 per share for gross cash proceeds of approximately $25.3 million.

In July 2015, we completed another financing with existing investors for Series B-3 convertible preferred stock. Pursuant to the financing terms, we issued 1,274,745 shares of Series B-3 convertible preferred stock at $11.9907 per share for gross cash proceeds of approximately $15.3 million.

In December 2017, the holders of the outstanding convertible notes exercised their option to convert the Notes and accrued interest into Series B-3 convertible preferred stock. In connection with the conversion, we issued 1,968,561 shares of Series B-3 convertible preferred stock at $11.9907 per share in a non-cash transaction.

Prior to their conversion upon closing of the IPO, the significant rights and obligations of our convertible preferred stock were as follows:

Voting Rights—Each holder of convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of convertible preferred stock are convertible. So long as 20% of the shares of convertible preferred stock remain outstanding, the holders of such shares of preferred stock are entitled to elect five members of our Board of Directors.

Dividends—Holders of Series A, B-1, B-2, and B-3 convertible preferred stock are entitled to receive non-cumulative dividends, at the rate of 8.0%, 8.8%, 10.56%, and 10.56% per annum, respectively, for each share of Series A, B-1, B-2, and B-3 convertible preferred stock outstanding, when, as, and if declared by our Board of Directors. These dividends are payable in preference to common stock dividends. To date, we have not declared or paid any dividends.

Liquidation—In the event of any liquidation, dissolution, or winding up of the company, the holders of Series A, B-1, B-2, and B-3 convertible preferred stock shall be entitled to receive payment from all assets legally available at a liquidation preference of $9.0839, $9.9923, $11.9907, and $11.9907 per share, respectively. In the event that the available funds and assets are insufficient for full payment to the holders of convertible preferred stock on a per-share basis as outlined above, our entire assets and funds legally available for distribution shall be distributed ratably among the holders of convertible preferred stock in proportion to the liquidation preference amount each such holder is otherwise entitled to receive. Upon completion of the distribution of assets as set forth above, all of the remaining assets, if any, shall be distributed ratably among the holders of preferred stock and common stock pro rata based on the number of shares of common stock held by each (assuming full conversion of all preferred stock to common stock at the then effective conversion rate).

Conversion—Each share of convertible preferred stock is convertible at a 1:1 ratio at the option of the holder into fully paid and non-assessable shares of common stock. Conversion of each series of convertible preferred stock into common stock is automatic upon the earlier of (i) the closing of an IPO of our common stock, registered under the Securities Act of 1933, as amended, which results in aggregate proceeds equal to or exceeding $50.0 million to us, and the value of our shares immediately prior to the IPO is not less than $22.71 per share (as adjusted for any stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like); or (ii) at any time upon the agreement of the holders of at least 60% of the then outstanding shares of preferred stock.

10. Stock-Based Compensation

Equity Incentive Plans

In August 2018, our Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to employees, directors and consultants. The 2018 Plan initially reserved 2,270,000 of new shares for issuance with automatic annual increases on January 1 of each year equal to 4% of the total number of shares of our capital stock outstanding on the last day of the preceding year, or a lesser number of shares determined by our Board of Directors. The exercise price of stock options is determined to be the market price of our common stock on the date immediately preceding the date of grant. Options granted under the 2018 Plan typically will vest over a four-year period but may be granted with different vesting terms. Awards that expire or terminate without being exercised are added back to the number of shares available for issuance under the 2018 Plan.

Following our IPO and in connection with the effectiveness of the 2018 Plan, the 2008 Equity Incentive Plan (the “2008 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2008 Plan will continue to be governed by their existing terms. The shares subject to stock options or other stock awards granted under the 2008 Plan and the shares that remained outstanding for issuance under the 2008 Plan were transferred into the 2018 Plan. As of December 31, 2018, there was an aggregate 5,194,378 shares of common stock authorized for issuance under the 2018 Plan.

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

Stock Option Activity

The following table summarizes our stock option activity under our stock plans and related information:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(years)	(in thousands)
Balance at December 31, 2017	502,916	1,921,453	$4.54	7.64	$5,213
Options granted	(1,418,610)	1,418,610	$14.84
Options forfeited	24,048	(24,048)	$6.50
Options exercised	—	(317,425)	$4.72
Options repurchased	—	—
Shares added to plans	3,087,434	—
Balance at December 31, 2018	2,195,788	2,998,590	$9.39	8.05	$53,994
Vested and expected to vest		2,998,590	$9.39	8.05	$53,994
Exercisable as of December 31, 2018		2,475,279	$6.85	7.69	$50,854

The weighted-average fair values of stock options granted during the years 2018, 2017 and 2016 was $10.5, $4.3 and $3.5 per share, respectively. The total fair value of stock options vested was $2.6 million, $1.1 million and $1.0 million during the years 2018, 2017 and 2016, respectively

At December 31, 2018 and 2017, 33,882 shares and 4,146 shares, respectively, were subject to repurchase by us at the original exercise price in the event that the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short term liability. Liabilities related to the early exercise of stock options were $233,000 and $13,000 as of December 31, 2018 and 2017, respectively, and were included in accrued liabilities on the consolidated balance sheets. Amounts from liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

Common shares are presented as outstanding on our consolidated balance sheets and consolidated statements of changes in convertible preferred stock and stockholders’ equity (deficit) as the shares vest and the underlying right of repurchase lapses.

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

The fair values for the stock options granted to employees and non-employee directors were estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Twelve Months Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.5% - 3.1%	1.8% - 2.2%	1.3% - 1.6%
Expected term (years)	5.0 - 6.1	5.8 - 6.1	5.8 - 6.0
Expected volatility	80.0% - 84.5%	81.0% - 85.3%	82.9% - 86.2%
Dividend yield	—%	—%	—%

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

The following table summarizes stock-based compensation expense for options granted to employees and non-employee directors (in thousands):

	Twelve Months Ended December 31,
	2018	2017	2016
Research and development	$1,427	$462	$513
General and administrative	1,352	559	515
Total	$2,779	$1,021	$1,028

As of December 31, 2018, there was approximately $15.6 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.3 years. The weighted-average remaining contractual term of options outstanding at December 31, 2018 is 8.1 years.

Stock Options Granted to Outside Consultants

For the year ended December 31, 2018, we granted to consultants a total of 1,101 stock options. We did not grant any stock options to consultants for the years ended December 31, 2017 and 2016. Stock-based compensation expense related to outside consultants was insignificant for each of the years ended December 31, 2018, 2017 and 2016.

Employee Stock Purchase Plan

In September 2018, we adopted the 2018 Employee Stock Purchase Plan (the “ESPP”), which initially reserved 250,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors, with automatic annual increases on January 1 of each year equal to the lesser of (a) 1% of the total number of shares of our common stock outstanding on the last day of the preceding year, or (b) 500,000 shares of our common stock. Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The ESPP provides for consecutive 12-month offering periods. The offering periods may start on the first trading day on or after May 16 or November 16 of each year, except for the first offering period which commenced on September 13, 2018, the pricing date and the effective date of our registration statement. Contributions under the ESPP are limited to a maximum of 15% of an employee's eligible compensation. We recorded approximately $0.2 million of stock-based compensation expense related to our ESPP for the year ended December 31, 2018.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator
Net income (loss)	$18,167	$(28,697)	$(30,638)
Allocation of undistributed earnings to participating securities	(13,250)	—	—
Net income (loss) attributable to common stockholders	4,917	(28,697)	(30,638)
Denominator
Weighted-average common shares outstanding, basic	7,622,602	569,719	511,597
Effect of dilutive shares:	1,004,871	—	—
Weighted-average shares outstanding used in per share calculation, diluted	8,627,473	569,719	511,597
Net income (loss) per share, basic	$0.65	$(50.37)	$(59.89)
Net income (loss) per share, diluted	$0.57	$(50.37)	$(59.89)

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share attributable to common stockholders, because their effect would have been antidilutive for the periods presented.

	Year Ended December 31,
	2018	2017	2016
Series A-1 convertible preferred stock	—	4,408,893	4,408,893
Series B-1 convertible preferred stock	—	2,527,221	2,527,221
Series B-2 convertible preferred stock	—	2,106,014	2,106,014
Series B-3 convertible preferred stock	—	3,243,306	1,274,745
Employee stock purchase plan	27,751	—	—
Warrants to purchase capital stock	168,046	173,000	4,954
Common stock options issued and outstanding	1,993,720	1,921,453	1,430,187
Early exercised common stock subject to future vesting	33,882	4,146	28,854
Total	2,223,399	14,384,033	11,780,868

12. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$18,226	$(28,589)	$(30,511)
Foreign	(59)	(108)	(127)
Total	$18,167	$(28,697)	$(30,638)

The income tax provision is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$—
State	800	800	800
International	—	—	—
Total current tax expense	800	800	800
Deferred
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred tax expense	—	—	—
Total tax expense	$800	$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The tax effects of significant items comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$29,983	$36,237
Stock-based compensation	453	312
Deferred revenue	1,179	—
Other accrued expenses	1,079	412
Fixed assets and intangibles	—	121
Total deferred tax assets	32,694	37,082
Deferred tax liabilities:
Fixed assets and intangibles	(141)	—
Total deferred tax liabilities	(141)	—
Valuation allowance	(32,553)	(37,082)
Net deferred tax assets	$—	$—

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Among other changes, the new tax law included a reduction in the federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. Changes in tax law are accounted for in the period of enactment. Under the Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) issued by the SEC staff in December 2017, we are allowed to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We calculated the best estimate of the impact of the Tax Act in accordance with our understanding of the Tax Act and guidance available at the time.  As such, our consolidated financial statements as of December, 31, 2017 reflected the impact of the Tax Act, which primarily consisted of measuring our deferred tax assets and valuation allowance using the newly enacted U.S. corporate tax rate which resulted in a reduction of $17.4 million to deferred tax assets offset by a corresponding change to our valuation allowance.   In the fourth quarter of 2018, we completed the related analysis to determine the effect of the Tax Act.   No material impact was recorded to our balance sheets and income statements when our analysis was completed in the fourth quarter of 2018.ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, we believe that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.

The valuation allowance decreased by $4.5 million and $8.0 million during the years ended December 31, 2018 and 2017, respectively, and increased by $9.5 million during the year ended December 31, 2016.

Net operating losses and tax credit carryforwards as of December 31, 2018 are as follows (amounts in thousands):

	Amount	Expiration Years
Net operating losses, federal	$104,246	2031 - 2037
Net operating losses, state	111,770	2031 - 2038
Tax credits, federal	5,407	2031 - 2038
Tax credits, state	3,551	No Expiration

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory income tax provision as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21.0%	35.0%	35.0%
State tax	0.0%	0.0%	0.0%
Stock option expense	1.6%	(0.6%)	(0.7%)
General business credit	(14.7%)	4.2%	3.0%
Uncertain tax positions	14.7%	(4.2%)	(3.0%)
Change in valuation allowance	(24.8%)	30.1%	(28.7%)
Other permanent differences	2.2%	(3.3%)	(5.6%)
Tax reform—tax rate change	0.0%	(61.2%)	0.0%
Total	0.0%	0.0%	0.0%

A reconciliation of our unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Balance at beginning of year	$6,119	$5,127
Addition for tax positions in prior years	736	105
Addition for tax positions in current year	2,103	887
Balance at end of year	$8,958	$6,119

There is approximately $9.0 million of unrecognized tax benefits included in our consolidated balance sheets. Because of our valuation allowance in the United States, none of the $9.0 million of uncertain tax positions would, if recognized, affect the effective tax rate. We do not believe that our unrecognized tax benefits will significantly change within the next 12 months.

It is our practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018, we had no accrued interest and penalties related to uncertain tax positions.

We file federal, state and foreign income tax returns with varying statutes of limitations. A number of our tax returns remain subject to examination by the tax authorities. These include the U.S. federal and California returns for June 30, 2011 and later years.

13. Selected Quarterly Financial Data (Unaudited)

The following tables present certain unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$26,137	$18,564	$12,987	$11,449
Income from operations	$8,262	$6,477	$1,871	$532
Net income	$9,377	$6,683	$1,797	$310
Net income per share - basic	$0.39	$—	$—	$—
Net income per share - diluted	$0.37	$—	$—	$—

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenue	$3,375	$1,512	$361	$—
Loss from operations	$(6,183)	$(5,878)	$(6,858)	$(7,667)
Net loss	$(2,830)	$(7,125)	$(8,805)	$(9,937)
Net loss per share - basic	$(4.55)	$(12.26)	$(16.27)	$(18.63)
Net loss per share - diluted	$(4.55)	$(12.26)	$(16.27)	$(18.63)

14. Subsequent Event

In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie have agreed to conclude the collaboration effective March 8, 2019 and there are no further financial obligations between us, as of the date of termination. We expect to recognize the remaining balance of the up-front payment as revenue upon termination of the agreement in March 2019, after considering any amounts recorded as an adjustment to opening retained earnings on January 1, 2019, upon adoption of ASU 2014-09.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

See Index to Financial Statements included in Part II Item 8 of this Annual Report on Form 10-K

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

(3)	List of Exhibits required by Item 601 of Regulation S-K

See part (b) below.

(b)	Exhibits:

The following exhibits are filed herewith or incorporated by reference:

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Principia Biopharma Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38653), filed with the SEC on September 18, 2018).

3.2

Amended and Restated Bylaws of Principia Biopharma Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38653), filed with the SEC on September 18, 2018).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 11, 2018).

10.1+

Offer of Employment, by and between Principia Biopharma Inc. and Dolca Thomas, dated as of August 23, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38653), filed with the SEC on October 29, 2018).

10.2+

Principia Biopharma Inc. Amended and Restated 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.3+

Forms of grant notice, stock option agreement and notice of exercise under the Principia Biopharma Inc. 2008 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.4+	Principia Biopharma Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.5+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the Principia Biopharma Inc. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.6+

Form of Change in Control and Severance Agreement entered into by Principia Biopharma Inc. and each officer (incorporated herein by reference to Exhibit 10.6 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.7+

Principia Biopharma Inc. 2018 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.8+

Form of Indemnification Agreement entered into by and between Principia Biopharma Inc. and each director and executive officer (incorporated herein by reference to Exhibit 10.8 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.9+

Offer of Employment, by and between Principia Biopharma Inc. and Martin Babler, dated as of April 23, 2011 (incorporated herein by reference to Exhibit 10.9 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.10+

Offer of Employment, by and between Principia Biopharma Inc. and Christopher Chai, dated as of November 26, 2013 (incorporated herein by reference to Exhibit 10.10 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.11+

Offer of Employment, by and between Principia Biopharma Inc. and Stefani Wolff, dated as of December 19, 2016 (incorporated herein by reference to Exhibit 10.10 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.12#

Development and License Agreement, by and between the Company and AbbVie Technology Limited, dated as of June 9, 2017 (incorporated herein by reference to Exhibit 10.12 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.13#

License Agreement, by and between the Company and Genzyme Corporation, dated as of November 8, 2017 as amended by that certain First Amendment to License Agreement, dated as of May 24, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.14#

Amended and Restated Exclusive License Agreement, by and between the Company and The Regents of the University of California, dated as of May 31, 2012 (incorporated herein by reference to Exhibit 10.14 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.15#

Amended and Restated Exclusive License Agreement, by and between the Company and The Regents of the University of California, dated as of December 5, 2013 (incorporated herein by reference to Exhibit 10.15 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.16#

Lease Agreement, by and between the Company and Are-East Jamie Court, LLC, dated as of May  1, 2011, as amended by that certain First Amendment to Lease, dated as of December 1, 2011, as further amended by that certain Second Amendment to Lease, dated as of July  28, 2014, as further amended by that certain Fourth Amendment to Lease dated as of December 29, 2016 (incorporated herein by reference to Exhibit 10.16 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.17#

Lease Agreement, by and between Are-East Jamie Court LLC and Sequenta, Inc., dated as of February  11, 2011, as amended by that certain First Amendment to Lease Agreement, dated January 12, 2012, as further amended by that certain Second Amendment to Lease Agreement, dated February  25, 2013, and as further amended by that certain Third Amendment to Lease Agreement, dated November 14, 2014, as assigned by that certain Assignment and Assumption of Lease Agreement, by and between the Company and Sequenta LLC, dated as of April 30, 2015 (incorporated herein by reference to Exhibit 10.17 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.18#

Lease, by and between Britannia Pointe Grand Limited Partnership and the Company, dated as of April 23, 2018 (incorporated herein by reference to Exhibit 10.18 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

10.19+

Offer of Employment, by and between Principia Biopharma Inc. and Steve Gourlay, dated as of July 16, 2018 (incorporated herein by reference to Exhibit 10.19 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.20+

Offer of Employment, by and between Principia Biopharma Inc. and David Goldstein, Ph.D., dated as of February 28, 2011 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.21+

Offer of Employment, by and between Principia Biopharma Inc. and Roy Hardiman, dated as of December 17, 2014 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

21.1	List of Subsidiaries of Principia Biopharma Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of this Annual Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPIA BIOPHARMA INC.

Date: March 19, 2019	By:	/s/ Martin Babler
Martin Babler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Babler	Chief Executive Officer and Director	March 19, 2019
Martin Babler	(Principal Executive Officer)

/s/ Christopher Y. Chai	Chief Financial Officer	March 19, 2019
Christopher Y. Chai	(Principal Financial and Accounting Officer)

/s/ Alan B. Colowick	Director and Executive Chairman	March 19, 2019
Alan B. Colowick

/s/ Srinivas Akkaraju	Director	March 19, 2019
Srinivas Akkaraju

/s/ Dan Becker	Director	March 19, 2019
Dan Becker

/s/ Simeon George	Director	March 19, 2019
Simeon George

/s/ John W. Smither	Director	March 19, 2019
John W. Smither