Form 10-Q
period 2019-03-31
Principia Biopharma Inc.
filed 2019-05-07
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38653

Principia Biopharma Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3487603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 East Grand Avenue South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	PRNB	The Nasdaq Global Select Market

As of May 1, 2019, the registrant had 23,866,681 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,670	$34,489
Short-term marketable securities	148,949	142,436
Restricted cash	—	82
Prepaid expenses and other current assets	3,294	3,765
Total current assets	166,913	180,772
Property and equipment, net	10,671	1,666
Long-term restricted cash	567	567
Long-term marketable securities	—	3,712
Other long-term assets	480	8,804
Total assets	$178,631	$195,521
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,182	$4,439
Deferred rent, current portion	1,105	344
Deferred revenue	—	5,616
Accrued research and development liabilities	2,680	1,520
Accrued other liabilities	958	649
Accrued compensation	2,224	4,312
Total current liabilities	11,149	16,880
Long-term deferred rent	8,492	8,781
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 authorized at March 31, 2019 and December 31, 2018; 23,866,681 and 23,865,451 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	304,605	302,393
Accumulated other comprehensive income (loss)	21	(128)
Accumulated deficit	(145,638)	(132,407)
Total stockholders' equity	158,990	169,860
Total liabilities and stockholders’ equity	$178,631	$195,521

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$5,160	$11,449
Operating expenses:
Research and development	15,523	8,761
General and administrative	4,508	2,156
Total operating expenses	20,031	10,917
Income (loss) from operations	(14,871)	532
Other income (expense), net	1	(337)
Interest income	1,183	115
Net income (loss)	$(13,687)	$310
Net income (loss) attributable to common stockholders	$(13,687)	$-
Net income (loss) per share attributable to common stockholders
Basic	$(0.57)	$-
Diluted	$(0.57)	$-
Weighted-average shares used to calculate net income (loss) per share attributable to common stockholders
Basic	23,866,066	630,359
Diluted	23,866,066	1,170,670

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$(13,687)	$310
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	149	—
Comprehensive income (loss)	$(13,538)	$310

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Exercise of stock options and vesting of early exercise shares	—	—	1,230	—	7	—	—	7
Unrealized gain on available-for-sale securities	—	—	—	—	—	149	—	149
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	—	—	456	456
Net loss	—	—	—	—	—	—	(13,687)	(13,687)
Balance at March 31, 2019	—	$—	23,866,681	$2	$304,605	$21	$(145,638)	$158,990

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2017	12,285,434	$128,531	626,613	$1	$7,201	$(90)	$(150,574)	$(143,462)
Stock-based compensation expense	—	—	—	—	366	—	—	366
Exercise of stock options and vesting of early exercise shares	—	—	32,169	—	126	—	—	126
Net income	—	—	—	—	—	—	310	310
Balance at March 31, 2018	12,285,434	$128,531	658,782	$1	$7,693	$(90)	$(150,264)	$(142,660)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	March 31,
	2019	2018
Operating activities:
Net income (loss)	$(13,687)	$310
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible preferred stock warrant liability	—	322
Amortization of discount on marketable securities	(526)	—
Depreciation	346	46
Stock-based compensation	2,205	366
Deferred rent	472	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	471	520
Deferred revenue	(5,160)	(11,449)
Accounts payable	(35)	(981)
Accrued liabilities	(492)	(159)
Net cash used in operating activities	(16,406)	(11,025)
Investing activities:
Purchases of property and equipment	(1,376)	(153)
Maturities of marketable securities	34,410	—
Purchases of marketable securities	(36,536)	—
Net cash used in investing activities	(3,502)	(153)
Financing activities:
Proceeds from issuance of common stock	7	126
Net cash provided by financing activities	7	126
Net increase in cash, cash equivalents and restricted cash	(19,901)	(11,052)
Cash, cash equivalents and restricted cash at beginning of period	35,138	41,236
Cash, cash equivalents and restricted cash, at end of period	$15,237	$30,184
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	8,324	—
Purchases of property and equipment accrued but not yet paid	293	144

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

2. Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of Principia and our wholly-owned Australian subsidiary. All intercompany accounts, transactions and balances have been eliminated. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

These interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position and results of operations for the periods presented. The condensed consolidated balance sheets as of December 31, 2018 included herein were derived from audited consolidated financial statements as of that date. This quarterly report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 19, 2019 (“2018 Annual Report”).

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The majority of our cash and cash equivalents is maintained with one financial institution in the United States. Deposits with this financial institution have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $163.6 million and $180.6 million at March 31, 2019 and December 31, 2018, respectively.

We are subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, our reliance on third parties or partners to conduct our clinical trials, the need to obtain regulatory and marketing approvals for our drug candidates or to rely on partners to do so, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our drug candidates, our right to develop and commercialize our drug candidates pursuant to the terms and conditions of the licenses granted to us, protection of proprietary technology, the ability to make or collect milestone, royalty or other payments due, or due to us, under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If we do not successfully commercialize or partner any of our drug candidates, we will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

We consider all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

We carry marketable securities consisting primarily of money market funds, U.S. Treasury securities and obligations of government-sponsored enterprises and corporate bonds and commercial paper. Marketable securities with maturities greater than 90 days at the time of purchase and that mature less than one year from the consolidated balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of our marketable securities are considered available-for-sale and carried at estimated fair values on the consolidated balance sheets. Unrealized gains or losses are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity on the consolidated balance sheets. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are included as a component of interest income.

Restricted Cash

As of both March 31, 2019 and December 31, 2018, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the condensed consolidated balance sheets.

Segments

We have one operating segment. Our chief operating decision maker, our President and Chief Executive Officer, manages our operations on a consolidated basis in assessing performance and allocating resources.

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

Revenue Recognition

Effective January 1, 2019, we adopted Accounting Standards Codification, or ASC No. 2014-09, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We have entered into licensing and collaboration agreements that are within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under such licensing and collaboration agreements, we perform the five-step model under ASC 606. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, regulatory or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of our licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

The impact of the adoption of ASC 606 on our unaudited condensed consolidated balance sheet as of March 31, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to ASC 606	January 1, 2019
Liabilities
Deferred revenue	$5,616	$(456)	$5,160
Stockholders' Equity
Accumulated deficit	(132,407)	456	(131,951)

The deferred revenue was fully recognized due to the agreed termination of our collaboration with AbbVie. Refer to Note 6 for further information.

The impact of the adoption of ASC 606 on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 was as follows (in thousands):

	Three Months Ended March 31, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$5,160	$456	$5,616
Income (loss) from operations	(14,871)	456	(14,415)
Net income (loss)	(13,687)	456	(13,231)
Net loss per share, basic and diluted	(0.57)	0.02	(0.55)

During the three months ended March 31, 2019, we did not recognize any revenue from performance obligations satisfied in previous periods.

Convertible Preferred Stock Warrants

In connection with the issuance of certain convertible notes in 2016 and 2017 (the “Notes”), we issued warrants to purchase our capital stock. Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on our condensed consolidated balance sheets because the underlying shares of convertible preferred stock are contingently redeemable, which, therefore, may obligate us to transfer assets to settle those warrants. The warrants are subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the condensed consolidated statements of operations. During the three months ended March 31, 2018, other income, net, included $0.3 million related to the change in fair value of the preferred stock warrant liability.

Upon the completion of our IPO in September 2018, all of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock. We re-valued the convertible preferred stock warrants upon completion of our IPO and reclassified the estimated fair value of the warrants to additional paid in capital.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business enterprise during a period, resulting from transactions from non-owner sources, and consists primarily of unrealized gains or losses related to our available-for-sale marketable securities, which are carried at estimated fair values on the consolidated balance sheets, and losses on foreign currency translation related to our wholly-owned Australian subsidiary.

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

We have issued securities other than common stock that participate in dividends to the extent declared (“Participating Securities”), and therefore utilize the two-class method to calculate net income (loss) per share. These Participating Securities include Series A, Series B-1, Series B-2, Series B-3 and Series C redeemable convertible preferred stock. The two-class method requires a portion of net income (loss) to be allocated to the Participating Securities to determine net income (loss) attributable to common stockholders. Net income (loss) attributable to common stockholders is equal to the net income (loss) less dividends paid on preferred stock with any remaining earnings allocated in accordance with the bylaws between the outstanding common and redeemable convertible preferred stock as of the end of each period. In September 2018, upon our IPO, all shares of convertible preferred stock were converted into equal number shares of common stock.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Adopted Accounting Standards Updates

In November 2016, the FASB issued accounting standard update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  The ASU requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption is permitted. We early adopted ASU 2016-18 during the fourth quarter of 2018 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

Entities have the option of applying either a full retrospective approach to all periods presented, or a modified approach that reflects differences prior to the date of adoption as an adjustment to equity. We adopted ASC No. 2014-09 on January 1, 2019 using the modified retrospective method of transition applied to contracts that were not completed at January 1, 2019. Therefore, comparative information will not be adjusted and the impact of the transition is reflected as an adjustment to the opening accumulated deficit. A completed contract is a contract for which all, or substantially all, of the revenue was recognized in accordance with revenue guidance in effect before the date of initial application. The new revenue recognition standard differs from the previous accounting standard in many respects, such as in the accounting for variable consideration and the measurement of progress toward completion of performance obligations.

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We have elected the extended transition period provided by the JOBS Act and accordingly ASU 2016-02 is effective for us for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The ASU is expected to impact our financial statements as we have certain operating lease agreements under which we are the lessee. We are currently evaluating the impact of the adoption of this ASU and anticipate the recognition of additional assets and corresponding liabilities on our balance sheet related to leases.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$14,068	$—	$—	$14,068
Corporate commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Short-term marketable securities
Corporate commercial paper	—	43,981	—	43,981
Corporate debt securities	—	91,541	—	91,541
Government‑ sponsored enterprise securities	—	8,682	—	8,682
U.S. Treasury securities	—	4,746	—	4,746
Long-term marketable securities
Corporate debt securities	—	—	—	—
Total	$14,068	$148,950	$—	$163,018

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	—	7,465	—	7,465
Corporate debt securities	—	4,499	—	4,499
Short-term marketable securities
Corporate commercial paper	—	36,180	—	36,180
Corporate debt securities	—	71,903	—	71,903
Government‑ sponsored enterprise securities	—	9,906	—	9,906
U.S. Treasury securities	—	24,447	—	24,447
Long-term marketable securities
Corporate debt securities	—	3,712	—	3,712
Total	$19,861	$158,112	$—	$177,973

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2019 and 2018.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$14,068	$—	$—	$14,068
Corporate commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Total cash equivalents	$14,068	$—	$—	$14,068
Short-term marketable securities
Corporate commercial paper	43,943	40	(2)	43,981
Corporate debt securities	91,468	73	—	91,541
Government‑ sponsored enterprise securities	8,682	—	—	8,682
U.S. Treasury securities	4,747	—	(1)	4,746
Total short-term marketable securities	$148,840	$113	$(3)	$148,950
Total	$162,908	$113	$(3)	$163,018

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	7,466	—	(1)	7,465
Corporate debt securities	4,499	—	—	4,499
Total cash equivalents	$31,826	$—	$(1)	$31,825
Short-term marketable securities
Corporate commercial paper	36,197	—	(17)	36,180
Corporate debt securities	71,920	8	(25)	71,903
Government‑ sponsored enterprise securities	9,911	—	(5)	9,906
U.S. Treasury securities	24,451	—	(4)	24,447
Total short-term marketable securities	$142,479	$8	$(51)	$142,436
Long-term marketable securities
Corporate debt securities	$3,706	$6	$—	$3,712
Total long-term marketable securities	$3,706	$6	$—	$3,712
Total	$178,011	$14	$(52)	$177,973

All our marketable securities are considered available-for-sale. There were no sales of available-for-sale marketable securities in any of the periods presented. The carrying value of marketable securities that were in unrealized loss positions totaled $16.0 million as of March 31, 2019. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined there were no other-than-temporary impairments associated with any of these marketable securities before recovery of the entire amortized cost basis during the three months ended March 31, 2019. At March 31, 2019, the remaining contractual maturities of long-term marketable securities were less than two years.

5. Balance Sheet Components

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$1,677	$2,500
Computer equipment	289	508
Furniture and Fixtures	1,378	392
Leasehold improvements	8,324	420
	11,668	3,820
Less accumulated depreciation and amortization	(997)	(2,154)
Total	$10,671	$1,666

Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Other accounts receivable	$829	$2,104
Prepaid expenses	2,465	1,661
Total	$3,294	$3,765

6. License and Collaboration Agreements

Sanofi

In November 2017, we entered into a strategic collaboration agreement with Sanofi, or the Sanofi Agreement, for an exclusive license to PRN2246/SAR442168 and backup molecules for development in multiple sclerosis (“MS”) and other central nervous system (“CNS”) diseases. Under the Sanofi Agreement, we have completed the Phase 1 trials and Sanofi is taking on all further development activities. We and Sanofi each have been responsible for certain early development costs, and Sanofi is responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon a field expansion payment to us as well as potential milestone payments and royalties within the expanded field.

In December 2017, we received a $40.0 million upfront payment from Sanofi. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan.

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. Only the additional royalty option would be available if we develop PRN1008 for major enumerated indications overseen by the Division of Pulmonary, Allergy and Rheumatology Products of the U.S. Food and Drug Administration’s (the “FDA”) or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

We identified the following performance obligations under the Sanofi Agreement: (i) granting a license of rights to PRN2246/SAR442168, (ii) transferring of technology (know-how) related to PRN2246/SAR442168, and (iii) providing research and development services related to our responsibilities under the early development plan. We concluded that the delivered license is not distinct at inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, we combined these performance obligations as one unit of accounting and recognized the $40.0 million upfront payment and an aggregate of $25.0 million milestone payments over the performance period under the Sanofi Agreement, which ended in December 2018.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. The transaction price was determined to be $65.0 million, which includes the $40.0 million upfront payment we received from Sanofi in December 2017 and an aggregate of $25.0 million milestone payments received in 2018. The $65.0 million transaction price was fully recognized as of December 31, 2018 as all performance obligations had been completed. Upon adoption of ASC 606, we also determined that variable considerations related to certain milestones not previously recognized were constrained because they were not probable, due to the inherent uncertainty related to the achievement of these milestones. We will re-evaluate the transaction price in each reporting period as uncertain circumstances are resolved or other changes in events occur.

We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. No revenue was recognized related to the Sanofi Agreement during the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized approximately $9.9 million in revenue related to the Sanofi Agreement.

AbbVie

In June 2017, we entered into a collaboration agreement with AbbVie, or the AbbVie Agreement, to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. We identified the following performance obligations under the AbbVie Agreement: (i) granting a license of rights to certain licensed compounds to develop and commercialize oral immunoproteasome inhibitors, (ii) transferring of technology (know-how) related to the oral immunoproteasome inhibitors program, and (iii) providing research and development services during the two-year research period, which can be extended for up to six months. We determined that each of these performance obligations individually is not distinct, rather each one represents a component of a single performance obligation of the contract. Prior to the adoption of ASC 606, we concluded under ASC 605 that the delivered license did not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting was being recognized as revenue ratably over the estimated performance period, which was estimated to continue through the fourth quarter of 2019. For the three months ended March 31, 2018, we recognized approximately $1.5 million in revenue related to the AbbVie Agreement.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed, non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price.  Revenue is recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, which can be extended for up to six months. The measurement is calculated using an input-method based on research costs incur by us during each reporting period compared to the total research costs projected to provide research services by us pursuant to the AbbVie Agreement. Such costs include external direct costs and internal direct labor consisting of the efforts of certain of our employees that dedicate their time providing research services pursuant to the AbbVie Agreement. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605.  We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date.

In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program.  We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us, as of the date of the termination.  For the three months ended March 31, 2019, we recognized the remaining balance of the transaction price and recognized $5.2 million in revenue related to the AbbVie Agreement.

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven year period with an option to extend for another seven year period subject to certain conditions. Pursuant to the April 2018 Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which is recorded as long-term restricted cash at March 31, 2019. The Lease Agreement allows for a landlord provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides an option through July 1, 2019 for us to use an additional tenant improvement allowance of up to $1.2 million to apply toward the costs of tenant improvements. Any additional tenant improvement allowance used in connection with this option will be amortized and added to monthly rent payments commencing on the date the tenant improvements are completed. Any portion of the tenant improvement allowance not claimed or drawn by us prior to July 1, 2019 shall expire and shall no longer be available to us thereafter. Reimbursable construction costs incurred will be recorded as a leasehold improvement with a corresponding lease incentive obligation, which is classified as a component of deferred rent. Amounts that will be reimbursed under the tenant improvement allowance will be recorded as deferred rent and amortized as a reduction to rent expense over the lease term. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements as of March 31, 2019.

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

Future minimum lease payments for operating leases at March 31, 2019 are as follows (in thousands):

Year ended December 31,
2019 (remaining 9 months)	$2,248
2020	3,087
2021	3,187
2022	3,290
2023	3,397
2024 and beyond	7,434
Total	$22,643

We recorded rent expense of $0.7 million for the three months ended March 31, 2019 and $0.5 million for the three months ended March 31, 2018.

Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco. It has been subject to several amendments to secure additional space, sublease certain office and laboratory space and/or extend the lease term.

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

8. Stock-Based Compensation

The following table summarizes our stock option activity under our stock plans and related information:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price

Balance at December 31, 2018	2,195,788	2,998,590	$9.39
Options granted	(1,017,975)	1,017,975	$35.25
Options forfeited	—	—
Options exercised	—	—
Options repurchased	738	—
Shares added to plans	955,973	—
Balance at March 31, 2019	2,134,524	4,016,565	$15.94
Vested and expected to vest		4,016,565	$15.94
Exercisable as of March 31, 2019		2,484,373	$17.35

At March 31, 2019 and December 31, 2018, 31,914 shares and 33,882 shares, respectively, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short term liability. Liabilities related to the early exercise of stock options were approximately $0.2 million as of March 31, 2019 and December 31, 2018, respectively, and were included in accrued liabilities on the condensed consolidated balance sheets. Amounts from liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$1,150	$162
General and administrative	1,055	204
Total	$2,205	$366

As of March 31, 2019, there was approximately $39.7 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.5 years. The weighted-average remaining contractual term of options outstanding at March 31, 2019, was 8.3 years.

Our stock-based compensation expense for the three months ended March 31, 2019 includes $0.3 million in expense related to an acceleration of stock options for a member of our Board of Directors.

9. Net Income (Loss) per Share

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	March 31,
	2019	2018
Numerator
Net income (loss)	$(13,687)	$310
Allocation of undistributed earnings to participating securities	—	(310)
Net income (loss) attributable to common stockholders	(13,687)	—
Denominator
Weighted-average common shares outstanding, basic	23,866,066	630,359
Effect of dilutive shares:	—	540,311
Weighted-average shares outstanding used in per share calculation, diluted	23,866,066	1,170,670
Net income (loss) per share, basic	$(0.57)	$—
Net income (loss) per share, diluted	$(0.57)	$—

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share attributable to common stockholders, because their effect would have been antidilutive for the periods presented:

	March 31,
	2019	2018
Employee stock purchase plan	48,776	—
Warrants to purchase capital stock	168,046	173,000
Common stock options issued and outstanding	4,016,565	1,339,276
Early exercised common stock subject to future vesting	31,914	20,657
Total	4,265,301	1,532,933

10. Income Taxes

We did not record a provision for income taxes for the three months ended March 31, 2018, because all of our taxable income will be fully offset by net operating losses generated in prior years. In addition, the deferred tax assets continue to be subject to a full valuation allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2019.

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

•

In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. In the event that Sanofi informs us of their intended initiation of the first Phase 3 clinical trial for PRN2246/SAR442168, we will have a period of time to decide on exercising our option to fund a portion of the Phase 3 development costs in exchange for additional economic rights.

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

As of March 31, 2019, we have financed our operations primarily with proceeds totaling $299.5 million from our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible notes and with payments from license and research collaborations totaling $80.0 million. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively. In 2018, we received payments of $25.0 million from Sanofi. In August 2018, we sold 3,474,668 shares of Series C convertible preferred stock at a price of $14.3898 per share for net proceeds of $49.8 million. As of March 31, 2019, we held cash, cash equivalents and marketable securities totaling $163.6 million.

On September 13, 2018, our Registration Statement on Form S-1 filed in connection with our IPO was declared effective by the SEC. In connection with our IPO, we issued and sold an aggregate of 7,187,500 shares of common stock, including 937,500 shares issued and sold pursuant to the underwriters’ full exercise of their overallotment option to purchase additional shares, at an offering price to the public of $17.00 per share. Proceeds from the IPO, net of underwriting discounts and commissions, were $113.6 million. In connection with the completion of our IPO in September 2018, all then outstanding shares of convertible preferred stock were converted into 15,760,102 shares of common stock. In addition, 12,285,434 of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock.

We do not have any products for sale and have not generated any product revenue since our inception. As of March 31, 2019, all our revenue has been generated from the non-refundable upfront and milestone payments received from our agreements with Sanofi and AbbVie. For the three months ended March 31, 2019 and 2018, we recorded a net loss of $13.7 million and net income of $0.3 million, respectively. As of March 31, 2019, we have an accumulated deficit of $145.6 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of or eliminate one or more of our development programs. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at March 31, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

Sanofi Agreement

In November 2017, we entered into a strategic collaboration agreement with Sanofi, or the Sanofi Agreement, for an exclusive license to PRN2246/SAR442168 and backup molecules for development in MS and other CNS diseases. Under the Sanofi Agreement, we have completed the Phase 1 trials and Sanofi is taking on all further development activities. We and Sanofi are each responsible for certain early development costs, and Sanofi is responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon a field expansion payment to us, as well as potential milestones payments and royalties within the expanded field.

In December 2017, we received a $40.0 million upfront payment from Sanofi. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan.

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

We identified the following performance obligations under our Sanofi Agreement: (i) granting a license of rights to PRN2246/SAR442168, (ii) transferring of technology (know-how) related to PRN2246/SAR442168, and (iii) performance of research and development services related to our responsibilities under the early development plan. We concluded that the delivered license is not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, we combined these performance obligations as one unit of accounting and recognized the $40.0 million upfront payment and an aggregate of $25.0 million milestone payments over the performance period under the Sanofi Agreement, which ended in December 2018.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 have been completed as of December 31, 2018. No revenue was recognized from the Sanofi Agreement during the three months ended March 31, 2019. For the three months ended March 31, 2018, we recognized approximately $9.9 million in revenue related to the Sanofi Agreement.

AbbVie Agreement

In June 2017, we entered into a collaboration agreement with AbbVie, or the AbbVie Agreement, to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. We identified the following performance obligations under the AbbVie Agreement: (i) granting a license of rights to certain licensed compounds to develop and commercialize oral immunoproteasome inhibitors, (ii) transferring of technology (know-how) related to the oral immunoproteasome inhibitors program, and (iii) providing research and development services during the two-year research period, which can be extended for up to six months. We determined that each of these performance obligations individually is not distinct, rather each one represents a component of a single performance obligation of the contract. Prior to the adoption of ASC 606, we concluded under ASC 605 that the delivered license did not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting was being recognized as revenue ratably over the estimated performance period, which was estimated to continue through the fourth quarter of 2019. For the three months ended March 31, 2018, we recognized approximately $1.5 million in revenue related to the AbbVie Agreement.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price. Revenue is recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, which can be extended for up to six months. The measurement is calculated using an input-method based on research costs incurred by us during each reporting period compared to the total projected research costs to provide research services by us pursuant to the AbbVie Agreement. Such costs include external direct costs and internal direct labor consisting of the efforts of certain of our employees that dedicate their time providing research services pursuant to the AbbVie Agreement. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605. We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date.

In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us, as of the date of the termination. For the three months ended March 31, 2019, we recognized the remaining balance of the transaction price and recognized $5.2 million in revenue related to the AbbVie Agreement.

Components of Operating Results

Revenue

To date, all our revenue has been generated from payments pursuant to our collaboration arrangements with Sanofi and AbbVie.

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017 and additional payments of $25.0 million in 2018 for successful development activities under the early development plan. We adopted ASC 606 on January 1, 2019 and concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, the aggregate $65.0 million received, prior to December 31, 2018, related to this combined unit of accounting was recognized as revenue ratably over the performance period, which ended as of December 31, 2018. We further concluded that there is no adjustment to revenue recognized through December 31, 2018 under ASC 606 because all deliverables under ASC 605 and all performance obligations under ASC 606 have been completed as of December 31, 2018. There was no revenue recognized from the Sanofi Agreement for the three months ended March 31, 2019.  We recognized $9.9 million in revenue from Sanofi during the three months ended March 31, 2018. There was no deferred revenue related to the Sanofi Agreement at March 31, 2019 and December 31, 2018.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017.  Upon adoption of ASC 606 using the modified retrospective method, we concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting is recognized as revenue over the estimated performance period, which as of December 31, 2018 was estimated to continue through the fourth quarter of 2019. Revenue related to AbbVie for the three months ended March 31, 2018 was approximately $1.5 million. Deferred revenue related to the AbbVie Agreement was $5.6 million at December 31, 2018. On January 1, 2019, we recorded a $0.4 million decrease to our accumulated deficit resulting from the adoption of ASC 606 for the AbbVie Agreement. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie have agreed to conclude the collaboration effective March 2019 and there are no further financial obligations between us, as of the date of the termination. We recognized $5.2 million in revenue related to the AbbVie Agreement, of which a portion represents the remaining balance of the upfront payment that was recognized upon termination of the AbbVie Agreement in March 2019.

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

General and Administrative

General and administrative expenses consist primarily of payroll and personnel related expenses, including stock-based compensation, for our personnel in finance, legal, human resources, business and corporate development and other administrative functions, professional consulting fees for legal and accounting services, costs related to our intellectual property and other allocated costs, such as facility expenses not otherwise allocated to research and development, and infrastructure costs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Revenue	$5,160	$11,449	$(6,289)	(55%)
Operating expenses:	-	-
Research and development	15,523	8,761	6,762	77%
General and administrative	4,508	2,156	2,352	109%
Total operating expenses	20,031	10,917	9,114	83%
Income (loss) from operations	(14,871)	532	(15,403)	*
Other income (expense), net	1	(337)	338	*
Interest income	1,183	115	1,068	*
Net income (loss)	$(13,687)	$310	$(13,997)	*

*	Percentage not meaningful

Revenue

Revenue for the three months ended March 31, 2019 was $5.2 million, consisting of a portion of the upfront payments received in connection with the AbbVie Agreement. Revenue for the three months ended March 31, 2018 was $11.5 million consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement.

We did not record any revenue related to the Sanofi Agreement for the three months ended March 31, 2019. We recorded approximately $9.9 million in revenue related to the Sanofi Agreement for the three months ended March 31, 2018.

We recorded approximately $5.2 million and approximately $1.5 million in revenue related to the AbbVie Agreement for the three months ended March 31, 2019 and 2018, respectively. A portion of the approximately $5.2 million recognized during the three months ended March 31, 2019 represents the remaining balance of the transaction price of the AbbVie Agreement, which was recognized in full following the termination of the AbbVie Agreement in March 2019.

Research and Development Expenses

Research and development expenses were approximately $15.5 million for the three months ended March 31, 2019, an increase of 77%, compared to approximately $8.8 million for the three months ended March 31, 2018. The increase was primarily driven by a $3.0 million increase in personnel related expenses, a $2.5 million increase in external PRN1008 program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and the initiation of an ITP trial in December 2017, and a $1.0 million increase in other unallocated research and development expenses, mainly facility costs related to our move to our new office space in February 2019. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses attributed to a higher valuation of options granted during the three months ended March 31, 2019.

The following table summarizes research and development expenses (in thousands):

	Three Months Ended March 31,
	2019	2018
PRN1008 program external expenses	$7,105	$4,510
PRN1371 program external expenses	647	437
PRN2246 program external expenses	8	696
Oral immunoproteasome program external expenses	430	277
Other external research and development expenses	528	—
Personnel related expenses(1)	4,906	1,922
Other unallocated research and development expenses	1,899	919
Total research and development expenses	$15,523	$8,761

(1)

Personnel related expenses include stock-based compensation expense of $1.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended March 31, 2019, an increase of 109%, compared to $2.2 million for the three months ended March 31, 2018. The increase was primarily driven by a $1.8 million increase in personnel related expenses and facility costs and an aggregate $0.5 million increase in professional services and consulting fees.

Other Income (Expense), Net

Other expense, net, for the three months ended March 31, 2019 was zero compared to $0.3 million for the three months ended March 31, 2018, primarily due to the revaluation of the convertible preferred stock warrant liability.

Interest Income

Interest income for the three months ended March 31, 2019 and 2018 was $1.2 million and $0.1 million, respectively, and consists of primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible notes and payments from license and research collaborations. In 2017, we entered into the Sanofi Agreement and the AbbVie Agreement, pursuant to which we received non-refundable upfront payments of $40.0 million and $15.0 million, respectively. From inception to date, we have received $299.5 million in aggregate proceeds through our IPO and private placements and $80.0 million from license and research collaborations. As of March 31, 2019 and December 31, 2018, we held cash, cash equivalents and marketable securities totaling $163.6 million and $180.6 million respectively.

We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of March 31, 2019, we have an accumulated deficit of $145.6 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company.

We believe our cash, cash equivalents and marketable securities at March 31, 2019, which include the net proceeds generated from our IPO in September 2018, are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

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

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(16,406)	$(11,025)
Cash used in investing activities	(3,502)	(153)
Cash provided by financing activities	7	126
Net decrease in cash, cash equivalents and restricted cash	$(19,901)	$(11,052)

Cash used in operating activities

During the three months ended March 31, 2019, cash used in operating activities was $16.4 million, which resulted from a net loss of $13.7 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $2.2 million in stock-based compensation, $0.5 million in deferred rent and $0.3 million in depreciation and amortization, partially offset by $0.5 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue, a decrease of $0.5 million in accrued liabilities, and a $0.1 million decrease in accounts payable, partially offset by a $0.5 million decrease in prepaid expenses and other assets.

During the three months ended March 31, 2018, cash used in operating activities was $11.0 million, which resulted from net income of $0.3 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $0.4 million in stock-based compensation and $0.3 million related to the change in fair value of our convertible preferred stock warrant liability. Changes in operating assets and liabilities included a decrease of $11.4 million in deferred revenue, a decrease of $1.0 million in accounts payable and a decrease of $0.2 million in accrued liabilities, partially offset by a decrease of $0.5 million in prepaid expenses and other assets.

Cash used in investing activities

During the three months ended March 31, 2019, cash used in investing activities was $3.5 million and is primarily the result of purchases in excess of maturities of marketable securities of $2.1 million and purchases of laboratory and computer equipment of $1.4 million.

During the three months ended March 31, 2018, cash used in investing activities was not significant.

Cash provided by (used in) financing activities

During the three months ended March 31, 2019 and 2018, cash provided by (used in) financing activities was not significant.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, or (ii) in which we are deemed to be a large accelerated filer, which means (a) the market value of our common stock that is held by non-affiliates as of the end of our second fiscal quarter, or June 30th, exceeds $700.0 million and (b) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

A summary of our critical accounting policies, significant judgments and use of estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. On an ongoing basis, we evaluate our judgments and estimates considering changes in circumstances, facts and experience. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

Revenue Recognition

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 606 using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We have entered into a licensing and collaboration agreements that are within the scope of ASC 606. In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under such licensing and collaboration agreements, we perform the five-step model under ASC 606. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promised goods or services, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, regulatory and/or commercial milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of our licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received or the underlying activity has been completed. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our consolidated financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $163.6 million as of March 31, 2019, which consisted of bank deposits, money market funds, U.S. Treasury securities and government agency securities and corporate debt securities. We did not have marketable securities as of December 31, 2017.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at March 31, 2019, a hypothetical 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of March 31, 2019.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ significantly from those projected in forward-looking statements contained in this report or implied by past results and trends. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments.

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

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the three months ended March 31, 2019 and 2018, we recorded a net loss of $13.7 million and net income of $0.3 million, respectively. As of March 31, 2019, we had an accumulated deficit of $145.6 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses for the foreseeable future as we seek to advance our drug candidates, and we expect to continue to incur net operating losses for the foreseeable future. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of pemphigus, immune thrombocytopenia, or ITP, bladder cancer and any other indications that we may pursue in the future, as well as potentially funding a portion of the costs for Phase 3 clinical trials for treatment of multiple sclerosis, or MS, will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform preclinical, clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

As of March 31, 2019, our cash, cash equivalents and marketable securities totaled $163.6 million. Based on our planned operations, our existing cash, cash equivalents and marketable securities as of December 31, 2018, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are currently conducting a Phase 3 trial of PRN1008 for pemphigus, a Phase 2 extension trial of PRN1008 in pemphigus, a Phase 2 trial of PRN1008 for ITP and a Phase 1 trial of PRN1371 for bladder cancer. We may need to conduct additional clinical trials before initiating any other future Phase 3 clinical trials. The conduct of Phase 3 clinical trials and the submission of a successful new drug application, or NDA, is a complicated process. As an organization, we have never successfully conducted a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA before. Consequently, even if our current and planned clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our drug candidates. In addition, we expect to rely on Sanofi to conduct the Phase 3 trial of PRN2246/SAR442168 under the terms of our collaboration agreement. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance.

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

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our drug candidates. Our drug candidates may not be approved even if they achieve their primary endpoints in current or future Phase 3 clinical trials or registration trials. For example, while the FDA generally requires two adequate and well-controlled Phase 3 trials to support a marketing application, we plan to pursue an application for PRN1008 for PV on the basis of a single pivotal Phase 3 trial. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, or our plans to support our marketing applications with a single pivotal trial, or may have divergent requirements for our trials or approval. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other regulatory authorities’ approvals. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited dose levels or indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates, if approved. Failure to successfully obtain regulatory approval could have a material adverse impact on our business and financial performance.

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

We have received orphan drug designation for PRN1008 from the FDA for the treatment of pemphigus vulgaris, or PV, and from the European Commission for the treatment of pemphigus. We have also received orphan drug designation for PRN1008 from the FDA for the treatment of ITP. We intend to pursue orphan drug designation for other future drug candidates as applicable. Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so. Even if we were to obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity, and any such exclusivity, if attained, may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

As of March 31, 2019, we had 71 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

Other products, from AbbVie and AstraZeneca, that are in the same class as some of our drug candidates have already been approved in oncology. With respect to our BTK inhibitor programs in immunology, we are aware of several other companies that are or may be developing competing BTK inhibitor drug candidates, including Merck KGaA, Genentech, AbbVie, Bristol-Myers Squibb, Gilead, Taiho, Eli Lilly, Boehringer Ingelheim, Biogen, Takeda and Celgene. For our small molecule inhibitors of FGFR, we are aware of competing FGFR-inhibiting drug candidates being developed by a number of pharmaceutical and biotechnology companies. As more drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for drug candidates in those class will likely need to show a risk/benefit profile that is competitive with or more favorable than those products and drug candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk/benefit profile is not competitive with those products or drug candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be adversely affected.

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

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) laws and regulations in the United States and abroad relating to data privacy and security, fraud and abuse, government price reporting, transparency reporting requirements, and healthcare laws and regulations in the United States and abroad, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as a disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting requirements, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

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

The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate, or may decide alone or together with us to terminate a collaboration. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and for us to reacquire rights to the program, and we will be able to absorb the costs of researching and advancing immunoproteasome inhibitors into the clinic. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. For example, we are restricted under our existing collaboration agreements from additional licenses in specified fields. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, or a collaboration is terminated, we may have to curtail the development of such drug candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such drug candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

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

In addition, we are aware of an issued U.S. patent owned by Pharmacyclics, Inc., which was acquired by AbbVie, with certain claims directed to an inhibited tyrosine kinase comprising an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a BTK. We are also aware of other issued U.S. patents owned by Pharmacyclics with certain claims directed to compounds having a certain structure which includes a Michael acceptor moiety or formulations thereof. We are also aware that counterparts to those U.S. patents have issued and/or are pending in Australia, Canada, China, Europe, Japan, the United States and elsewhere. Pharmacyclics or a third party may assert that the sale of our BTK inhibitor drug candidates infringes one or more of these or other patents. Although we believe that the claims of these patents relevant to our BTK inhibitor drug candidates (PRN1008 and PRN2246/SAR442168) would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all, which could materially and adversely affect our business.

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
•

The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members.

•

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by any non-governmental third-party payors, including private insurers.

•

State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other health care providers, state laws that require the reporting of information related to drug pricing, state and local laws that require the registration of pharmaceutical sales representatives and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 18, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Based upon shares outstanding as of March 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 74% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2019 and pursuant to our 2018 Equity Incentive Plan and our Amended and Restated 2008 Equity Incentive Plan, we granted stock options to purchase up to an aggregate of 1,017,975 shares of our common stock to our employees and directors at a weighted-average exercise price of $35.25 per share. The sales of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

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

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on September 17, 2018 pursuant to Rule 424(b)(4) of the Securities Act

(b) Issuer Purchases of Equity Securities

None.

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

Company Name

Date: May 7, 2019	By:	/s/ Martin Babler
Martin Babler
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Christopher Y. Chai
Christopher Y. Chai
Chief Financial Officer (Principal Financial and Accounting Officer)