Form 10-Q
period 2019-06-30
Principia Biopharma Inc.
filed 2019-08-08
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 23,970,822 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$41,073	$34,489
Short-term marketable securities	128,492	142,436
Restricted cash	—	82
Prepaid expenses and other current assets	2,157	3,765
Total current assets	171,722	180,772
Property and equipment, net	10,598	1,666
Long-term restricted cash	567	567
Long-term marketable securities	8,972	3,712
Other long-term assets	480	8,804
Total assets	$192,339	$195,521
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,052	$4,439
Deferred rent, current portion	1,132	344
Deferred revenue	—	5,616
Accrued research and development liabilities	4,823	1,520
Accrued other liabilities	591	649
Accrued compensation	2,850	4,312
Total current liabilities	13,448	16,880
Long-term deferred rent	8,213	8,781
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 authorized at June 30, 2019 and December 31, 2018; 23,966,418 and 23,865,451 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	309,088	302,393
Accumulated other comprehensive income (loss)	111	(128)
Accumulated deficit	(138,523)	(132,407)
Total stockholders' equity	170,678	169,860
Total liabilities and stockholders’ equity	$192,339	$195,521

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$30,000	$12,987	$35,160	$24,436
Operating expenses:
Research and development	18,718	8,894	34,241	17,655
General and administrative	5,233	2,222	9,740	4,378
Total operating expenses	23,951	11,116	43,981	22,033
Income (loss) from operations	6,049	1,871	(8,821)	2,403
Other income (expense), net	(42)	(186)	(41)	(523)
Interest income	1,108	112	2,290	227
Net income (loss)	$7,115	$1,797	$(6,572)	$2,107
Net income (loss) attributable to common stockholders	$7,115	$—	$(6,572)	$—
Net income (loss) per share attributable to common stockholders
Basic	$0.30	$—	$(0.28)	$—
Diluted	$0.28	$—	$(0.28)	$—
Weighted-average shares used to calculate net income (loss) per share attributable to common stockholders
Basic	23,927,172	681,616	23,896,788	656,129
Diluted	25,792,101	1,412,928	23,896,788	1,508,584

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$7,115	$1,797	$(6,572)	$2,107
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	90	—	239	—
Comprehensive income (loss)	$7,205	$1,797	$(6,333)	$2,107

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Exercise of stock options and vesting of early exercise shares	—	—	1,230	—	7	—	—	7
Unrealized gain on available-for-sale securities	—	—	—	—	—	149	—	149
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	—	—	456	456
Net loss	—	—	—	—	—	—	(13,687)	(13,687)
Balance at March 31, 2019	—	$—	23,866,681	$2	$304,605	$21	$(145,638)	$158,990
Stock-based compensation expense	—	—	—	—	3,476	—	—	3,476
Exercise of stock options and vesting of early exercise shares	—	—	20,057	—	135	—	—	135
Issuance of common stock upon exercise of warrants	—	—	20,860	—	—	—	—	—
Issuance of shares under the Employee Stock Purchase Plan	—	—	58,820	—	872	—	—	872
Unrealized gain on available-for-sale securities	—	—	—	—	—	90	—	90
Net income	—	—	—	—	—	—	7,115	7,115
Balance at June 30, 2019	—	$—	23,966,418	$2	$309,088	$111	$(138,523)	$170,678

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2017	12,285,434	$128,531	626,613	$1	$7,201	$(90)	$(150,574)	$(143,462)
Stock-based compensation expense	—	—	—	—	366	—	—	366
Exercise of stock options and vesting of early exercise shares	—	—	32,169	—	126	—	—	126
Net income	—	—	—	—	—	—	310	310
Balance at March 31, 2018	12,285,434	$128,531	658,782	$1	$7,693	$(90)	$(150,264)	$(142,660)
Stock-based compensation expense	—	—	—	—	372	—	—	372
Exercise of stock options and vesting of early exercise shares	—	—	59,226	—	185	—	—	185
Net income	—	—	—	—	—	—	1,797	1,797
Balance at June 30, 2018	12,285,434	$128,531	718,008	$1	$8,250	$(90)	$(148,467)	$(140,306)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(6,572)	$2,107
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible preferred stock warrant liability	—	509
Amortization of discount on marketable securities	(962)	—
Depreciation	835	107
Stock-based compensation	5,681	738
Deferred rent	220	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,608	(9,573)
Deferred revenue	(5,160)	(14,436)
Accounts payable	(52)	(160)
Accrued liabilities	1,918	(1,013)
Net cash used in operating activities	(2,484)	(21,721)
Investing activities:
Purchases of property and equipment	(1,913)	(368)
Maturities of marketable securities	103,535	—
Purchases of marketable securities	(93,650)	(8,485)
Net cash provided by (used in) investing activities	7,972	(8,853)
Financing activities:
Proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	1,014	311
Deferred IPO costs	—	(385)
Net cash provided by (used in) financing activities	1,014	(74)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,502	(30,648)
Cash, cash equivalents and restricted cash at beginning of period	35,138	41,236
Cash, cash equivalents and restricted cash, at end of period	$41,640	$10,588
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	8,324	—
Purchases of property and equipment accrued but not yet paid	172	15
Deferred IPO costs accrued but not yet paid	—	886

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The majority of our cash and cash equivalents is maintained with one financial institution in the United States. Deposits with this financial institution have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $178.5 million and $180.6 million at June 30, 2019 and December 31, 2018, respectively.

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

Restricted Cash

As of June 30, 2019 and December 31, 2018, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the condensed consolidated balance sheets.

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

The impact of the adoption of Topic 606 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to ASC 606	January 1, 2019
Liabilities
Deferred revenue	$5,616	$(456)	$5,160
Stockholders' Equity
Accumulated deficit	(132,407)	456	(131,951)

The impact of the adoption of ASC 606 on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended June 30, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$30,000	$—	$30,000
Income (loss) from operations	6,049	—	6,049
Net income (loss)	7,115	—	7,115
Net income per share, basic	0.30	—	0.30
Net income per share, diluted	0.28	—	0.28

	Six Months Ended June 30, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$35,160	$456	$35,616
Income (loss) from operations	(8,821)	456	(8,365)
Net income (loss)	(6,572)	456	(6,116)
Net loss per share, basic and diluted	(0.28)	0.02	(0.26)

During the three and six months ended June 30, 2019, we did not recognize any revenue from performance obligations satisfied in previous periods.

Convertible Preferred Stock Warrants

In connection with the issuance of certain convertible notes in 2016 and 2017 (the “Notes”), we issued warrants to purchase our capital stock. Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on our condensed consolidated balance sheets because the underlying shares of convertible preferred stock are contingently redeemable, which, therefore, may obligate us to transfer assets to settle those warrants. The warrants are subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the condensed consolidated statements of operations. During the three and six months ended June 30, 2018, other expense, net, included $0.2 million and $0.5 million, respectively, related to the change in fair value of the preferred stock warrant liability.

Upon the completion of our IPO in September 2018, all of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock. We re-valued the convertible preferred stock warrants upon completion of our IPO and reclassified the estimated fair value of the warrants to additional paid in capital.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business enterprise during a period, resulting from transactions from non-owner sources, and consists primarily of unrealized gains or losses related to our available-for-sale marketable securities, which are carried at estimated fair values on the consolidated balance sheets.

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

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842):  Targeted Improvements, permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  We have elected the extended transition period provided by the JOBS Act and accordingly ASU 2016-02 is effective for us for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. The ASU is expected to impact our financial statements as we have certain operating lease agreements under which we are the lessee. We are currently evaluating the impact of the adoption of this ASU and anticipate the recognition of additional assets and corresponding liabilities on our balance sheet related to leases.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effects of this ASU on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. We are currently evaluating the effects of this ASU on our consolidated financial statements and related disclosures.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$27,781	$—	$—	$27,781
Corporate commercial paper	8,980	—	—	8,980
Short-term marketable securities
Corporate commercial paper	—	32,042	—	32,042
Corporate debt securities	—	64,438	—	64,438
Government‑ sponsored enterprise securities	—	32,012	—	32,012
Long-term marketable securities
Government‑ sponsored enterprise securities	—	8,972	—	8,972
Total	$36,761	$137,464	$—	$174,225

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	—	7,465	—	7,465
Corporate debt securities	—	4,499	—	4,499
Short-term marketable securities
Corporate commercial paper	—	36,180	—	36,180
Corporate debt securities	—	71,903	—	71,903
Government‑ sponsored enterprise securities	—	9,906	—	9,906
U.S. Treasury securities	—	24,447	—	24,447
Long-term marketable securities
Corporate debt securities	—	3,712	—	3,712
Total	$19,861	$158,112	$—	$177,973

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2019 and 2018.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$27,781	$—	$—	$27,781
Corporate commercial paper	8,980	—	—	8,980
Total cash equivalents	36,761	—	—	36,761
Short-term marketable securities
Corporate commercial paper	31,988	54	—	32,042
Corporate debt securities	64,286	153	(1)	64,438
Government‑sponsored enterprise securities	32,006	6	—	32,012
Total short-term marketable securities	128,280	213	(1)	128,492
Long-term marketable securities
Government‑sponsored enterprise securities	8,982	—	(10)	8,972
Total long-term marketable securities	8,982	—	(10)	8,972
Total	$174,023	$213	$(11)	$174,225

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	7,466	—	(1)	7,465
Corporate debt securities	4,499	—	—	4,499
Total cash equivalents	31,826	—	(1)	31,825
Short-term marketable securities
Corporate commercial paper	36,197	—	(17)	36,180
Corporate debt securities	71,920	8	(25)	71,903
Government‑sponsored enterprise securities	9,911	—	(5)	9,906
U.S. Treasury securities	24,451	—	(4)	24,447
Total short-term marketable securities	142,479	8	(51)	142,436
Long-term marketable securities
Corporate debt securities	3,706	6	—	3,712
Total long-term marketable securities	3,706	6	—	3,712
Total	$178,011	$14	$(52)	$177,973

All our marketable securities are considered available-for-sale. There were no sales of available-for-sale marketable securities in any of the periods presented. The carrying value of marketable securities that were in unrealized loss positions totaled approximately $14.0 million as of June 30, 2019. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined there were no other-than-temporary impairments associated with any of these marketable securities before recovery of the entire amortized cost basis during the six months ended June 30, 2019. At June 30, 2019, the remaining contractual maturities of long-term marketable securities were less than two years.

5. Balance Sheet Components

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$41,073	$34,489	$9,839	$41,054
Restricted cash, current	—	82	182	100
Restricted cash, non-current	567	567	567	82
Total	$41,640	$35,138	$10,588	$41,236

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$1,973	$2,500
Computer equipment	289	508
Furniture and Fixtures	1,499	392
Leasehold improvements	8,324	420
	12,085	3,820
Less accumulated depreciation and amortization	(1,487)	(2,154)
Total	$10,598	$1,666

Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Other accounts receivable	$740	$2,104
Prepaid expenses	1,417	1,661
Total	$2,157	$3,765

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

In December 2017, we received a $40.0 million upfront payment from Sanofi. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan. In June 2019, we received a $30.0 million milestone payment from Sanofi for the initiation of the Phase 2b clinical trial of PRN2246/SAR442168.

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. The additional royalty option would only be available if we develop PRN1008 for major enumerated indications overseen by the Division of Pulmonary, Allergy and Rheumatology Products of the U.S. Food and Drug Administration’s (the “FDA”) or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

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

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. The transaction price was determined to be $65.0 million, which includes the $40.0 million upfront payment we received from Sanofi in December 2017 and an aggregate of $25.0 million milestone payments received in 2018. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Agreement since the Company could not conclude it is probable that a significant reversal in the amount recognized will not occur. Upon adoption of ASC 606, we also determined that variable considerations related to certain milestones not previously recognized were constrained because they were not probable, due to the inherent uncertainty related to the achievement of these milestones. In May 2019, we achieved a clinical development milestone and Sanofi was obligated to make a $30.0 million milestone payment to us. As the amount due for the clinical development milestone was no longer constrained, we increased the transaction price by $30.0 million from inception through June 30, 2019. As of June 30, 2019, we fully recognized the $30.0 million milestone payment to us as revenue as all performance obligations had been completed. We will re-evaluate the transaction price in each reporting period relating to potential future milestones as uncertain circumstances are resolved or other changes in events occur.

We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of June 30, 2019. For the three and six months ended June 30, 2019, we recognize $30.0 million in revenue, respectively, related to the Sanofi Agreement. For the three and six months ended June 30, 2018, we recognized approximately $11.5 million and $21.4 million in revenue, respectively, related to the Sanofi Agreement.

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

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed, non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price.  Revenue is recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, which was subject to an extension for up to six months. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. The measurement is calculated using an input-method based on research costs incurred by us during each reporting period compared to the total research costs projected to provide research services by us pursuant to the AbbVie Agreement. Such costs include external direct costs and internal direct labor consisting of the efforts of certain of our employees that dedicate their time providing research services pursuant to the AbbVie Agreement. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605.  We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date.

  In March 2019, we and AbbVie agreed to conclude the collaboration and as of the date of termination, there were no further financial obligations between us.  For the three and six months ended June 30, 2019, we recognized zero revenue and the remaining balance of the transaction price of $5.2 million in revenue, respectively, related to the AbbVie Agreement. For the three and six months ended June 30, 2018, we recognized approximately $1.5 million and $3.0 million in revenue, respectively, related to the AbbVie Agreement.

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven year period with an option to extend for another seven year period subject to certain conditions. Pursuant to the April 2018 Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which is recorded as long-term restricted cash at June 30, 2019. The Lease Agreement allows for a landlord provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides, and we have utilized, an option through July 1, 2019 for an additional tenant improvement allowance of up to $1.2 million to the costs of tenant improvements. The additional tenant improvement allowance used in connection with this option is amortized and was added to monthly rent payments upon completion of the tenant improvements in May 2019. Reimbursable construction costs incurred will be recorded as a leasehold improvement with a corresponding lease incentive obligation, which is classified as a component of deferred rent. Amounts that will be reimbursed under the tenant improvement allowance will be recorded as deferred rent and amortized as a reduction to rent expense over the lease term. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements as of June 30, 2019.

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

Future minimum lease payments for operating leases at June 30, 2019 are as follows (in thousands):

Year ended December 31,
2019 (remaining 6 months)	$1,502
2020	3,093
2021	3,193
2022	3,296
2023	3,403
2024 and beyond	7,447
Total	$21,934

We recorded rent expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2018, respectively.

Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco. It was subject to several amendments to secure additional space, sublease certain office and laboratory space and/or extend the lease term.

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

8. Stock-Based Compensation

The following table summarizes our stock option activity under our stock plans and related information:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2018	2,998,590	$9.39
Options granted	1,247,125	$34.38
Options forfeited	(103,754)	$15.09
Options exercised	(17,603)	$6.64
Options repurchased	—
Shares added to plans	—
Balance at June 30, 2019	4,124,358	$16.81
Vested and expected to vest	4,124,358	$16.81
Exercisable as of June 30, 2019	2,428,297	$6.96

At June 30, 2019 and December 31, 2018, 29,460 shares and 33,882 shares, respectively, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short term liability. Liabilities related to the early exercise of stock options were approximately $0.2 million as of June 30, 2019 and December 31, 2018, respectively, and were included in accrued liabilities on the condensed consolidated balance sheets. Amounts from liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$1,776	$179	$2,926	$341
General and administrative	1,700	188	2,755	392
Total	$3,476	$367	$5,681	$733

As of June 30, 2019, there was approximately $40.5 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.3 years. The weighted-average remaining contractual term of options outstanding at June 30, 2019, was 8.0 years.

Our stock-based compensation expense for the three and six months ended June 30, 2019 includes approximately $0.7 million in expense related to modifications of stock options for members of our Board of Directors.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$7,115	$1,797	(6,572)	$2,107
Allocation of undistributed earnings to participating securities	—	(1,797)	—	(2,107)
Net income (loss) attributable to common stockholders	7,115	—	(6,572)	—
Denominator
Weighted-average common shares outstanding, basic	23,927,172	681,616	23,896,788	656,129
Effect of dilutive shares:	1,864,929	731,312	—	852,455
Weighted-average shares outstanding used in per share calculation, diluted	25,792,101	1,412,928	23,896,788	1,508,584
Net income (loss) per share, basic	$0.30	$—	$(0.28)	$—
Net income (loss) per share, diluted	$0.28	$—	$(0.28)	$—

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share attributable to common stockholders, because their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock purchase plan	11,326	—	43,745	—
Warrants to purchase capital stock	48,406	173,000	168,046	173,000
Common stock options issued and outstanding	2,390,056	1,323,262	4,124,358	1,202,118
Early exercised common stock subject to future vesting	29,460	21,835	29,460	21,835
Total	2,479,248	1,518,097	4,365,609	1,396,953

10. Income Taxes

We did not record a provision for income taxes for the three months ended June 30, 2019 and 2018 and for the six months ended June 30, 2018, because all of our taxable income will be fully offset by net operating losses generated in prior years. In addition, the deferred tax assets continue to be subject to a full valuation allowance.

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

Overview

We are a late-stage biopharmaceutical company dedicated to bringing transformative oral therapies to patients with significant unmet medical needs in immunology and oncology. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of a pill. We have produced three new drug candidates from our platform, resulting in four clinical programs. In November 2018, we initiated a pivotal Phase 3 trial of PRN1008, a wholly owned Bruton’s Tyrosine Kinase, or BTK, inhibitor for the treatment of pemphigus vulgaris (PV) and pemphigus foliaceus (PF) (referred to collectively as “pemphigus”. We retain full, worldwide rights to PRN1008, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include PRN1008, a reversible covalent BTK inhibitor for the treatment of pemphigus; PRN1008 for the treatment of immune thrombocytopenic purpura, now known as immune thrombocytopenia, or ITP; PRN2246/SAR442168, an irreversible BTK inhibitor that was designed to cross the blood-brain barrier, for the treatment of multiple sclerosis, or MS, and other central nervous system, or CNS, disorders; and PRN1371, an irreversible inhibitor of Fibroblast Growth Factor Receptor, or FGFR, for the treatment of bladder cancer.

•

Based on the interim results from our Phase 2 trial in pemphigus, we initiated a pivotal Phase 3 trial of PRN1008 in pemphigus in November 2018. In parallel, we initiated a Phase 2 trial of PRN1008 in ITP, and anticipate announcing topline data in the fourth quarter of 2019. We intend to assess one or more additional immunological indications for PRN1008 for future clinical development. We expect to commercialize PRN1008, if approved, by developing our own sales organization targeting dermatologists and hematologists at specialized centers in the United States.

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

Since inception and through June 30, 2019, we have financed our operations primarily with proceeds totaling $299.5 million from our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible notes and with payments from license and research collaborations. We received a $30.0 million milestone payment in 2019 and milestone payments totaling $25.0 million in 2018 from our collaboration agreement with Sanofi. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively.

In August 2018, we sold 3,474,668 shares of Series C convertible preferred stock at a price of $14.3898 per share for net proceeds of $49.8 million. On September 13, 2018, our Registration Statement on Form S-1 filed in connection with our IPO was declared effective by the SEC. In connection with our IPO, we issued and sold an aggregate of 7,187,500 shares of common stock, including 937,500 shares issued and sold pursuant to the underwriters’ full exercise of their overallotment option to purchase additional shares, at an offering price to the public of $17.00 per share. Proceeds from the IPO, net of underwriting discounts and commissions, were $113.6 million. In connection with the completion of our IPO in September 2018, all then outstanding shares of convertible preferred stock were converted into 15,760,102 shares of common stock. In addition, warrants to purchase 12,285,434 shares of our convertible preferred stock were converted into warrants to purchase shares of common stock.

As of June 30, 2019, we held cash, cash equivalents and marketable securities totaling $178.5 million. We do not have any products for sale and have not generated any product revenue since our inception. As of June 30, 2019, all our revenue has been generated from the non-refundable upfront and milestone payments received from our collaboration agreements with Sanofi and AbbVie. For the six months ended June 30, 2019 and 2018, we recorded a net loss of $6.6 million and net income of $2.1 million, respectively. As of June 30, 2019, we have an accumulated deficit of $138.5 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of or eliminate one or more of our development programs. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at June 30, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

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

In December 2017, we received a $40.0 million upfront payment from Sanofi. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan. In June 2019, we received a $30.0 million milestone payment from Sanofi for the initiation of Sanofi’s Phase 2b clinical trial of PRN2246/SAR442168.

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

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 have been completed as of December 31, 2018. In June 2019, we received a $30.0 million milestone payment from Sanofi for achieving a clinical development milestone and recognized the full payment as revenue.

AbbVie Agreement

In June 2017, we entered into a collaboration agreement with AbbVie, or the AbbVie Agreement, to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. We identified the following performance obligations under the AbbVie Agreement: (i) granting a license of rights to certain licensed compounds to develop and commercialize oral immunoproteasome inhibitors, (ii) transferring of technology (know-how) related to the oral immunoproteasome inhibitors program, and (iii) providing research and development services during the two-year research period, which was subject to an extension for up to six months. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We determined that each of these performance obligations individually is not distinct, rather each one represents a component of a single performance obligation of the contract. Prior to the adoption of ASC 606, we concluded under ASC 605 that the delivered license did not have standalone value at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting was being recognized as revenue ratably over the estimated performance period, which was estimated to continue through the fourth quarter of 2019.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price. Revenue is recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, which was subject to an extension for up to six months. The measurement is calculated using an input-method based on research costs incurred by us during each reporting period compared to the total projected research costs to provide research services by us pursuant to the AbbVie Agreement. Such costs include external direct costs and internal direct labor consisting of the efforts of certain of our employees that dedicate their time providing research services pursuant to the AbbVie Agreement. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605. We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date.

In March 2019, we and AbbVie have agreed to conclude the collaboration and as of the date of termination, there were no further financial obligations between us. We recognized the remaining balance of the transaction price of $5.2 million in the first quarter of 2019.

Components of Operating Results

Revenue

To date, all our revenue has been generated from payments pursuant to our collaboration arrangements with Sanofi and AbbVie.

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017, additional milestone payments of $25.0 million in 2018 for successful development activities under the early development plan, and a $30.0 million clinical development milestone payment from Sanofi in 2019. We adopted ASC 606 on January 1, 2019 and concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, the aggregate $65.0 million received, prior to December 31, 2018, related to this combined unit of accounting was recognized as revenue ratably over the performance period, which ended as of December 31, 2018. We further concluded that there is no adjustment to revenue recognized through December 31, 2018 under ASC 606 because all deliverables under ASC 605 and all performance obligations under ASC 606 have been completed as of December 31, 2018. We recognized $30.0 million in revenue from the Sanofi Agreement during the three and six months ended June 30, 2019.  We recognized $11.5 million and $21.4 million in revenue from Sanofi during the three and six months ended June 30, 2018, respectively. There was no deferred revenue related to the Sanofi Agreement at June 30, 2019 and December 31, 2018.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017.  Upon adoption of ASC 606 using the modified retrospective method, we concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting is recognized as revenue over the estimated performance period, which as of December 31, 2018 was estimated to continue through the fourth quarter of 2019. Revenue related to AbbVie for the three and six months ended June 30, 2018 was approximately $1.5 million and $3.0 million, respectively. Deferred revenue related to the AbbVie Agreement was $5.6 million at December 31, 2018. On January 1, 2019, we recorded a $0.4 million decrease to our accumulated deficit resulting from the adoption of ASC 606 for the AbbVie Agreement. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie have agreed to conclude the collaboration effective March 2019 and there were no further financial obligations between us, as of the date of the termination. We recognized $5.2 million in revenue in March 2019, upon termination of the AbbVie Agreement.

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

Our external research and development expenses consist primarily of:

•	expenses incurred with contract research organizations, investigative clinical trial sites and other vendors involved in conducting our clinical trials;
•	expenses incurred with contract manufacturing organizations for process development, scale up, as well as manufacturing of drug substance and drug candidates;
•	expenses incurred with third party vendors for performing preclinical testing on our behalf; and
•	consulting fees and certain laboratory supply costs related to the execution of preclinical studies and clinical trials.

With respect to internal costs, several of our departments support multiple clinical programs, and we do not allocate those costs by clinical program. Internal research and development expenses consist primarily of personnel-related costs, facilities and infrastructure costs, certain laboratory supplies and non-capitalized equipment used for internal research and development activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Revenue	$30,000	$12,987	$17,013	131%
Operating expenses:
Research and development	18,718	8,894	9,824	110%
General and administrative	5,233	2,222	3,011	136%
Total operating expenses	23,951	11,116	12,835	115%
Income (loss) from operations	6,049	1,871	4,178	*
Other income (expense), net	(42)	(186)	144	-77%
Interest income	1,108	112	996	*
Net income (loss)	$7,115	$1,797	$5,318	*

*	Percentage not meaningful

Revenue

Revenue for the three months ended June 30, 2019 consisted of a $30.0 million clinical development milestone payment received in connection with the Sanofi Agreement. Revenue for the three months ended June 30, 2018 was $13.0 million consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement, as well as a portion of the payment from Sanofi for completing a major part of the Phase 1 trial in May 2018.

We recorded $30.0 million and approximately $11.5 million in revenue related to the Sanofi Agreement for the three months ended June 30, 2019 and 2018, respectively.

We recorded zero and approximately $1.5 million in revenue related to the AbbVie Agreement for the three months ended June 30, 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses were approximately $18.7 million for the three months ended June 30, 2019, an increase of $9.8 million, compared to approximately $8.9 million for the three months ended June 30, 2018. The increase was primarily driven by a $3.7 million increase in personnel related expenses, a $3.7 million increase in external PRN1008 program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and certain manufacturing campaigns to supply drug products for our PRN1008 clinical trials, and a $1.4 million increase in other unallocated research and development expenses, mainly facility costs related to our new office space. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses attributed to a higher valuation of options granted in 2019.

The following table summarizes research and development expenses (in thousands):

	Three Months Ended June 30,
	2019	2018
PRN1008 program external expenses	$7,854	$4,171
PRN1371 program external expenses	1,234	315
PRN2246 program external expenses	—	726
Preclinical external expenses(1)	1,077	311
Personnel related expenses(2)	6,087	2,315
Other unallocated research and development expenses	2,466	1,056
Total research and development expenses	$18,718	$8,894

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired the rights to from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $1.8 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended June 30, 2019, an increase of $3.0 million, compared to $2.2 million for the three months ended June 30, 2018. The increase was primarily driven by a $2.6 million increase in personnel related expenses due to increased stock-based compensation attributable to higher valuation of options granted and increased headcount expenses.

Other Income (Expense), Net

Other expense, net, for the three months ended June 30, 2019 was insignificant compared to $0.2 million for the three months ended June 30, 2018.

Interest Income

Interest income for the three months ended June 30, 2019 and 2018 was $1.1 million and $0.1 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $1.0 million is mainly due to higher balances of marketable securities in 2019 as compared to the same period in 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Revenue	$35,160	$24,436	$10,724	44%
Operating expenses:
Research and development	34,241	17,655	16,586	94%
General and administrative	9,740	4,378	5,362	122%
Total operating expenses	43,981	22,033	21,948	100%
Income (loss) from operations	(8,821)	2,403	(11,224)	*
Other income (expense), net	(41)	(523)	482	-92%
Interest income	2,290	227	2,063	*
Net income (loss)	$(6,572)	$2,107	$(8,679)	*

Revenue

Revenue for the six months ended June 30, 2019 was $35.2 million consisting of a $30.0 million clinical development milestone payment received in connection with the Sanofi Agreement and a portion of the upfront payments received in connection with the AbbVie Agreement. Revenue for the six months ended June 30, 2018 was $24.4 million consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement, as well as a portion of the payment from Sanofi for completing a major part of the Phase 1 trial in May 2018.

The clinical development milestone payment of $30.0 million received in 2019 under the Sanofi Agreement was recognized as revenue when earned in May 2019. The aggregate payments of $65.0 million received in 2017 and 2018 under the Sanofi Agreement were recognized ratably over the estimated performance period ended December 31, 2018, and we recorded approximately $21.4 million in revenue related to the Sanofi Agreement for the six months ended June 30, 2018.

The nonrefundable upfront payment under the AbbVie Agreement was recognized ratably over the estimated performance period, and we recorded approximately $5.2 million and $3.0 million in revenue related to the AbbVie Agreement for the six months ended June 30, 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses were $34.2 million for the six months ended June 30, 2019, an increase of $16.6 million, compared to $17.7 million for the six months ended June 30, 2018. The increase was primarily driven by a $6.7 million increase in personnel related expenses, a $6.3 million increase in external PRN1008 program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and the initiation of an ITP trial in December 2017, and a $2.4 million increase in other unallocated research and development expenses, mainly facility costs related to our move to our new office space in February 2019. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses attributed to a higher valuation of options granted in 2019.

The following table summarizes research and development expenses (in thousands):

	Six Months Ended June 30,
	2019	2018
PRN1008 program external expenses	$14,959	$8,681
PRN1371 program external expenses	1,881	752
PRN2246 program external expenses	8	1,422
Preclinical external expenses(1)	2,035	588
Personnel related expenses(2)	10,993	4,237
Other unallocated research and development expenses	4,365	1,975
Total research and development expenses	$34,241	$17,655

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired the rights to from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $2.9 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the six months ended June 30, 2019, an increase of $5.3 million, compared to $4.4 million for the six months ended June 30, 2018. The increase was primarily driven by a $4.5 million increase of personnel related expenses due to increased stock-based compensation attributable to higher valuation of options granted and increased headcount expenses.

Other Income (Expense), Net

Other expense, net, for the six months ended June 30, 2019 was insignificant compared to $0.5 million for the six months ended June 30, 2018.

Interest Income

Interest income for the six months ended June 30, 2019 and 2018 was $2.3 million and $0.2 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $2.1 million is mainly due to higher balances of marketable securities in 2019 as compared to the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible notes and payments from license and research collaborations. In 2017, we entered into the Sanofi Agreement and the AbbVie Agreement, pursuant to which we received non-refundable upfront payments of $40.0 million and $15.0 million, respectively. From inception to date, we have received $299.5 million in aggregate proceeds through our IPO and private placements and an additional $110.0 million from license and research collaborations. As of June 30, 2019 and December 31, 2018, we held cash, cash equivalents and marketable securities totaling $178.5 million and $180.6 million respectively.

We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of June 30, 2019, we have an accumulated deficit of $138.5 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company.

We believe our cash, cash equivalents and marketable securities at June 30, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

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

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(2,484)	$(21,721)
Cash provided by (used in) investing activities	7,972	(8,853)
Cash provided by (used in) financing activities	1,014	(74)
Net decrease in cash, cash equivalents and restricted cash	$6,502	$(30,648)

Cash used in operating activities

During the six months ended June 30, 2019, cash used in operating activities was $2.5 million, which resulted from a net loss of $6.6 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $5.7 million in stock-based compensation, $0.2 million in deferred rent and $0.8 million in depreciation and amortization, partially offset by $0.9 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue, a decrease of $0.1 million in accounts payable, partially offset by a 1.9 million increase in accrued liabilities and a $1.6 million decrease in prepaid expenses and other assets.

During the six months ended June 30, 2018, cash used in operating activities was $21.7 million, which resulted from net income of $2.1 million adjusted for changes in operating assets and liabilities and non-cash charges. Changes in operating assets and liabilities included a decrease of $14.4 million in deferred revenue, an increase of $9.6 million in accounts receivable due to the amendment of the Sanofi Agreement in May 2018 and an increase of $0.5 million in long-term restricted cash and other assets. Non-cash charges included stock-based compensation of $0.7 million and a $0.5 million charge related to the change in fair value of the convertible preferred stock warrant liability.

Cash provided by (used in) investing activities

During the six months ended June 30, 2019, cash provided by investing activities was $8.0 million and is primarily the result of maturities in excess of purchases of marketable securities of $9.9 million offset by purchases of laboratory and computer equipment of $1.9 million.

During the six months ended June 30, 2018, cash used in investing activities was $8.9 million, consisting of $8.5 million for the purchases of marketable securities offset by $0.4 million for the purchase of laboratory and computer equipment.

Cash provided by (used in) financing activities

During the six months ended June 30, 2019 cash provided by financing activities was $1.0 million, primarily relating to the proceeds from the issuance of common stock upon exercise of options and participation in the employee stock purchase plan.

During the six months ended June 30, 2018, cash used in financing activities was $0.1 million, relating to the payment of deferred IPO costs, partially offset by proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act

The JOBS Act permits an “emerging growth company” such as ours to take advantage of an extended transition time to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which extension runs until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates as of the end of our second fiscal quarter, or June 30th, exceeds $700.0 million, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

A summary of our critical accounting policies, significant judgments and use of estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. On an ongoing basis, we evaluate our judgments and estimates considering changes in circumstances, facts and experience. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $178.5 million and $180.6 million as of June 30, 2019 and December 31, 2018, respectively, which consisted of bank deposits, money market funds, U.S. Treasury securities and government agency securities and corporate debt securities.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at June 30, 2019, a hypothetical 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of June 30, 2019.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a late-stage biopharmaceutical company focused on developing oral, small molecule drugs for the treatment of unmet medical needs in immunology and oncology. We have a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. In addition, biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential drug candidates, establishing licensing and partnering arrangements, undertaking various research and preclinical studies and conducting clinical trials of our drug candidates.

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the six months ended June 30, 2019 and 2018, we recorded net loss of $6.6 million and net income of $2.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $138.5 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses, and continue to incur net operating losses, for the foreseeable future as we seek to advance our drug candidates. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

To become and remain profitable, we must develop and eventually commercialize a product with significant product revenue. This will require us to be successful in a range of challenging activities, including, but not limited to:

•	initiating and conducting the required preclinical studies and clinical trials of our current and future drug candidates;
•	submitting applications for and obtaining marketing approval for these drug candidates;
•	researching and discovering new drug candidates;
•	establishing a new sales and marketing presence for, or entering into a collaboration with respect to the sales and marketing of, these drug candidates;
•	manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing regulatory requirements;
•	entering into and maintaining successful collaborations with our strategic partners or future partners;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implementing operational, financial and management systems and appropriate controls; and
•	attracting, hiring and retaining additional administrative, clinical, regulatory and scientific personnel.

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

As of June 30, 2019, our cash, cash equivalents and marketable securities totaled $178.5 million. Based on our planned operations, we expect our existing cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of research and development activities, conducting preclinical studies, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the scope and cost of development manufacturing and commercial manufacturing activities;
•	the timing and amount of milestone payments, if any, we receive under the Sanofi Agreement;
•	our ability to maintain existing and establish new, strategic collaborations, licensing or other arrangements on favorable terms, if at all;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;

•	the costs associated with being a public company; and
•	the costs associated with commercialization activities if any of our drug candidates are approved for sale.

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

If we are unable to complete preclinical studies or clinical trials of current or future drug candidates, due to safety concerns, or if the results of these trials are not sufficient to convince regulatory authorities of their safety or efficacy, we will not be able to obtain marketing approval for commercialization. Even if we are able to obtain marketing approval for any of our drug candidates, those approvals may be for indications or dose levels that deviate from our desired approach or may contain other limitations that would adversely affect our ability to generate revenue from sales of those products. Additionally, patent rights are of limited duration, and patents protecting such drug candidates might expire before, or soon after, we obtain marketing approval leaving us open to competition from biosimilar or generic products. Moreover, if we are not able to differentiate our product against other approved products within the same class of drugs, or if any of the other circumstances described above occur, our business would be harmed and our ability to generate revenue from that class of drugs would be severely impaired.

Enrollment and retention of subjects in clinical trials is expensive and time consuming and could result in significant delays and additional costs in our product development activities, or in the failure of such activities.

We may encounter delays in enrolling, or be unable to enroll and retain, a sufficient number of subjects to complete any of our clinical trials. In addition, certain of our drug candidates are designed to treat orphan indications for which there exist limited patient populations, and we may have to compete for patients if competing molecules are also conducting trials, which could result in delays or failure in achieving enrollment of a sufficient number of patients to conduct our trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the drug candidate, the number and nature of competing products or drug candidates and ongoing clinical trials of competing drug candidates for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents.

Furthermore, any negative results that we may report in preclinical studies or clinical trials of our drug candidates may make it difficult or impossible to recruit and retain subjects in other clinical trials of that same drug candidate. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our drug candidates. Failures in planned subject enrollment or retention may result in increased costs or program delays and could render further development of drug candidates impossible.

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

Our Tailored Covalency platform relies on our ability to successfully identify well-established biological targets that have been historically difficult to inhibit in an effective and safe manner, and subsequently relies on our ability to create drug candidates with relevant levels of potency and selectivity for these targets. This approach to drug discovery is unproven and may not yield any drug candidates viable for regulatory approval or commercial sale. All of our drug candidates are in various stages of development, and none of these candidates have been approved for commercial sale. We cannot assure you that we will be able to successfully identify relevant targets or develop new small molecules to build a pipeline of drug candidates, or that there are a significant number of relevant targets appropriate for our platform. Even if we are able to identify targets for our platform, our efforts to create drug candidates for such targets may not be successful. If our approach does not generate or result in drug candidates with improved features, including effectiveness and dosing convenience, relative to competitive products, or that are not differentiated from other drug candidates in development, either through their efficacy, safety, or toxicity profile or otherwise, our product development activities, business and prospects would be harmed. Furthermore, the covalent drug candidates we develop using our platform may have adverse effects that are unknown and would harm our prospects.

If clinical trials of our drug candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any drug candidate can unexpectedly fail at any stage of further preclinical or clinical development. The historical failure rate for drug candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted certain preclinical studies of our drug candidates PRN1008, PRN2246/SAR442168 and PRN1371, which are in various stages of clinical trials, and we do not know whether these drug candidates will perform in clinical trials as they have performed in preclinical studies. In addition, if our clinical results are not successful, we may terminate the clinical trials for a drug candidate and abandon any further research or studies of the drug candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.

Serious adverse events, undesirable side effects or toxicities, or other unexpected properties of our drug candidates could limit the commercial potential of such drug candidates.

To date, we have tested our drug candidates in a limited number of patients and healthy volunteers. As we continue our development of these drug candidates and initiate additional preclinical studies or clinical trials of these or future drug candidates, if any serious adverse events, unacceptable levels of toxicity, undesirable side effects or unexpected characteristics may emerge, it could cause us to abandon these drug candidates or limit their development to more narrow uses, lower dose levels or subpopulations in which the serious adverse events, unacceptable levels of toxicity, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. For example, marketed Bruton’s Tyrosine Kinase, or BTK, inhibitors have reported incidences of major hemorrhage, atrial fibrillation or thrombocytopenia, and we could observe such incidences in the future.

Even if our drug candidates initially show promise in early clinical trials, the side effects of drugs are frequently only detectable after they are tested in large Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. Sometimes, it can be difficult to determine if the serious adverse or unexpected side effects were caused by the drug candidate or another factor, especially in subjects who may suffer from other medical conditions and may be taking other medications. Regulatory authorities may draw different conclusions or require additional testing to confirm any such determination.

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

•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies.

Regulatory delays are part of drug discovery, with the FDA issuing 540 clinical holds in 2017. We have experienced regulatory delays in the past and may experience such delays in the future. In the event of a delay, we work closely and collaboratively with the regulatory authority to address their concerns. In our case, the original investigational new drug applications, or INDs, for PRN1008 in rheumatoid arthritis, or RA, and ITP were placed on clinical hold by the FDA due to concerns with a preclinical study finding. We conducted additional preclinical studies that investigated the relation of the finding to the gut/brain axis and reconfirmed that the finding was not adverse. The clinical holds were lifted, and PRN1008 now has three open INDs in the United States for each of PV, ITP and RA. No other regulatory authority imposed such delays on our PRN1008 program.

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

Certain current clinical trials of our drug candidates are being conducted outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. Moreover, when studies are conducted only at sites outside of the United States, the FDA generally does not provide advance comment on the clinical protocols for the studies, and therefore there is an additional potential risk that the FDA could determine that the study design or protocol for a non-U.S. clinical trial was inadequate, which would likely require us to conduct additional clinical trials.

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

If any of our drug candidates receives marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, high-dose corticosteroids, or CS, can be used to treat pemphigus, and physicians may continue to rely on these treatments rather than adopt PRN1008 as a preferred treatment method, in part because CS are relatively inexpensive. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our drug candidates if and when they are approved.

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

As of June 30, 2019, we had 83 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

•	identify, recruit, integrate, maintain and motivate additional qualified personnel;
•

manage our development efforts effectively, including the initiation and conduct of clinical trials for our drug candidates, both as monotherapy and in combination with other intra-portfolio drug candidates; and

•	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to develop, manufacture and commercialize our drug candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

We are highly dependent on the services of Martin Babler, who serves as our President and Chief Executive Officer, David M. Goldstein, who serves as our Chief Scientific Officer, and Ken Brameld, who serves as our Vice President of Drug Discovery. Although we have entered into employment agreements with them, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

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

The development and commercialization of new drug products is highly competitive. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors already have drugs that apply to or treat the target indications that we are focused on, even if not oral, and our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. We also compete with alternative treatments, even if such treatments are more invasive or not as effective.

Other products, from AbbVie and AstraZeneca, that are in the same class as some of our drug candidates have already been approved in oncology. With respect to our BTK inhibitor programs in immunology, we are aware of several other companies that are or may be developing competing BTK inhibitor drug candidates, including AbbVie, Biogen, Boehringer Ingelheim, Bristol-Myers Squibb, Celgene, Eli Lilly, Genentech, Gilead, Merck KGaA, Novartis, Taiho and Takeda. For our small molecule inhibitors of FGFR, we are aware of competing FGFR-inhibiting drug candidates being developed by a number of pharmaceutical and biotechnology companies. As more drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for drug candidates in that class will likely need to show a risk/benefit profile that is competitive with or more favorable than those products and drug candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk/benefit profile is not competitive with those other products or drug candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be adversely affected.

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

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial results, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit to the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our drug candidates.

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

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. In mid-February 2019, a third-party manufacturer of the active pharmaceutical ingredient, or API, of our drug product PRN1008 informed us that a mechanical failure at its facility may have compromised a batch of our API. We are engaged in ongoing discussions with the manufacturer related to this batch. We are not dependent on this batch to supply our ongoing clinical trials of PRN1008. However, we may suffer economic losses related to this incident, including but not limited to amounts advanced to this manufacturer related to this API batch, the costs of the necessary starting materials and intermediates that were produced or procured elsewhere prior to being sent to this manufacturer for API production, and costs of replacement starting materials and intermediates. Our previously filed insurance claim for such losses has been denied.

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

As drug candidates progress through preclinical to clinical-stage trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, although we have data regarding PRN1008’s long-term stability, PRN1008 is being developed as an amorphous solid, and in the event the solid crystallizes unexpectedly, the drug candidate or the drug product may not be useable or its effectiveness may be altered requiring an interruption or delay to ongoing clinical development due to a need to demonstrate bioequivalent performance of drug candidate or drug product. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates or jeopardize our ability to commercialize our drug candidates and generate any revenue.

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) laws and regulations in the United States and abroad relating to data privacy and security, fraud and abuse, government price reporting, transparency reporting requirements, and healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) insider trading laws. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, as well as an insider trading policy, disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting requirements, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.

Risks Related to our Licensing and Other Strategic Agreements

We may not realize the benefits of any collaborations or strategic alliances that we have entered into or may enter into in the future for the development and commercialization of our drug candidates.

The development, manufacture and potential commercialization of our drug candidates will require substantial additional capital to fund expenses. We have entered into collaboration and license agreements with multiple licensees and in the future may seek and form additional strategic alliances, or create joint ventures or collaborations or enter into acquisitions or additional licensing arrangements with third parties that we believe will help to accelerate or augment our development and commercialization efforts with respect to our drug candidates and any future drug candidates that we may develop. These transactions can entail numerous operational and financial risks, and we cannot be certain that we will achieve the financial and other benefits that led us to enter into such arrangements. When we collaborate with a third party for development and commercialization of a drug candidate, we relinquish some or all of the control over, as well as a portion of potential financial benefits of, the future success of that drug candidate to the third party.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our drug candidates and research programs. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel discoveries and technologies that are important to our business. We have certain issued composition of matter patents for compounds, pharmaceutical compositions, formulations and process patents for uses and methods of treatment and processes for making compounds in the United States and other countries, we have certain patent applications pending, and we may seek additional patents in the future. Our pending and future patent applications may not result in patents being issued which protect our drug candidates or their intended uses or which effectively prevent others from commercializing competitive technologies, products or drug candidates.

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

We are a party to an intellectual property license agreement with The Regents of the University of California, or Regents, under which Regents has granted to us an exclusive license, with the right to grant sublicenses under Regents’ patent rights relating to our Tailored Covalency platform, to make, use, sell, offer for sale, and import products and services and practice methods covered by such patent rights in the United States and in other countries where Regents may lawfully grant such a license and in all fields of use, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements and would adversely impact our existing collaboration agreements under which we have sublicensed such rights. Termination of this license for failure to comply with such obligations or for other reasons, or reduction or elimination of our licensed rights under it or any other license, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business and financial condition.

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

Trade secrets and know-how can be difficult to protect. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. We and any third parties with whom we may, in the future, share facilities with, will enter into written agreements that include confidentiality and intellectual property obligations to protect each party’s property, potential trade secrets, proprietary know-how, and information. We further seek to protect our potential trade secrets, proprietary know-how, and information in part, by entering into non-disclosure and confidentiality agreements with parties who are given access to them, such as our corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, we cannot ensure that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.

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

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our drug candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

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

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our drug candidates, our competitive and financial position would be adversely affected.

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

In addition, in June 2018, California enacted the California Consumer Privacy Act of 2018, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Several foreign jurisdictions, including the European Union (EU), its member states, the United Kingdom, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

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

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to PRN1008, PRN2246/SAR442168, PRN1371 and any other future drug candidates or clinical development programs;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates;
•	recruitment or departure of key personnel;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	significant lawsuits, including patent or stockholder litigation;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	the economy as a whole and market conditions in our industry;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	investors’ general perception of us and our business.

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

Further, the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards applicable to public companies. Specifically, we have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

As a result of being a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2019, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Based upon shares outstanding as of June 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 69% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, referred to as the Federal Forum Provision. However, as disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2019, in light of the Sciabacucchi decision issued by the Delaware Court of Chancery in December 2018, finding that provisions similar to the Federal Forum Provision are not valid under Delaware law, we do not currently intend to enforce the Federal Forum Provision unless the Sciabacucchi decision is appealed and the Delaware Supreme Court reverses the decision. If the Delaware Supreme Court affirms the Delaware Chancery Court’s decision, we intend to seek approval by our stockholders to amend the amended and restated certificate of incorporation at our next regularly-scheduled annual meeting of stockholders to remove the invalid provision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On April 8, 2019, we issued 20,860 shares of common stock to the holder of one of our outstanding warrants upon that holder’s exercise pursuant to a cashless exercise provision. The warrants had an exercise price of $8.99 per share. The shares of common stock were issued by us in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Use of Proceeds from the IPO

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38653), filed with the SEC on September 18, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Company Name

Date: August 8, 2019	By:	/s/ Martin Babler
Martin Babler
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Christopher Y. Chai
Christopher Y. Chai
Chief Financial Officer (Principal Financial and Accounting Officer)