Form 10-Q
period 2019-09-30
Principia Biopharma Inc.
filed 2019-11-05
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 32,786,610 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$29,411	$34,489
Short-term marketable securities	121,293	142,436
Restricted cash	—	82
Prepaid expenses and other current assets	1,658	3,765
Total current assets	152,362	180,772
Property and equipment, net	10,165	1,666
Long-term restricted cash	567	567
Long-term marketable securities	10,513	3,712
Other long-term assets	480	8,804
Total assets	$174,087	$195,521
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,323	$4,439
Deferred rent, current portion	1,156	344
Deferred revenue	—	5,616
Accrued research and development liabilities	5,047	1,520
Accrued other liabilities	620	649
Accrued compensation	4,350	4,312
Total current liabilities	13,496	16,880
Long-term deferred rent	7,916	8,781
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 authorized at September 30, 2019 and December 31, 2018; 24,128,506 and 23,865,451 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	313,414	302,393
Accumulated other comprehensive income (loss)	78	(128)
Accumulated deficit	(160,819)	(132,407)
Total stockholders' equity	152,675	169,860
Total liabilities and stockholders’ equity	$174,087	$195,521

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$—	$18,564	$35,160	$43,000
Operating expenses:
Research and development	18,368	9,200	52,609	26,855
General and administrative	4,965	2,887	14,705	7,265
Total operating expenses	23,333	12,087	67,314	34,120
Income (loss) from operations	(23,333)	6,477	(32,154)	8,880
Other income (expense), net	3	(133)	(38)	(655)
Interest income	1,034	339	3,324	565
Net income (loss)	$(22,296)	$6,683	$(28,868)	$8,790
Net income (loss) attributable to common stockholders	$(22,296)	$—	$(28,868)	$—
Net income (loss) per share attributable to common stockholders
Basic	$(0.93)	$—	$(1.21)	$—
Diluted	$(0.93)	$—	$(1.21)	$—
Weighted-average shares used to calculate net income (loss) per share attributable to common stockholders
Basic	24,018,192	5,087,792	23,937,701	2,149,583
Diluted	24,018,192	6,144,492	23,937,701	3,096,952

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(22,296)	$6,683	$(28,868)	$8,790
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(33)	(10)	206	(10)
Comprehensive income (loss)	$(22,329)	$6,673	$(28,662)	$8,780

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2018	—	$—	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860
Stock-based compensation expense	—	—	—	—	2,205	—	—	2,205
Exercise of stock options and vesting of early exercise shares	—	—	1,230	—	7	—	—	7
Unrealized gain on available-for-sale securities	—	—	—	—	—	149	—	149
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	—	—	456	456
Net loss	—	—	—	—	—	—	(13,687)	(13,687)
Balance at March 31, 2019	—	$—	23,866,681	$2	$304,605	$21	$(145,638)	$158,990
Stock-based compensation expense	—	—	—	—	3,476	—	—	3,476
Exercise of stock options and vesting of early exercise shares	—	—	20,057	—	135	—	—	135
Issuance of common stock upon exercise of warrants	—	—	20,860	—	—	—	—	—
Issuance of shares under the Employee Stock Purchase Plan	—	—	58,820	—	872	—	—	872
Unrealized gain on available-for-sale securities	—	—	—	—	—	90	—	90
Net income	—	—	—	—	—	—	7,115	7,115
Balance at June 30, 2019	—	$—	23,966,418	$2	$309,088	$111	$(138,523)	$170,678
Stock-based compensation expense	—	—	—	—	3,252	—	—	3,252
Exercise of stock options and vesting of early exercise shares	—	—	140,189	—	1,074	—	—	1,074
Issuance of common stock upon exercise of warrants	—	—	21,899	—	—	—	—	—
Issuance of shares under the Employee Stock Purchase Plan	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	—	(22,296)	(22,296)
Balance at September 30, 2019	—	$—	24,128,506	$2	$313,414	$78	$(160,819)	$152,675

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2017	12,285,434	$128,531	626,613	$1	$7,201	$(90)	$(150,574)	$(143,462)
Stock-based compensation expense	—	—	—	—	366	—	—	366
Exercise of stock options and vesting of early exercise shares	—	—	32,169	—	126	—	—	126
Net income	—	—	—	—	—	—	310	310
Balance at March 31, 2018	12,285,434	$128,531	658,782	$1	$7,693	$(90)	$(150,264)	$(142,660)
Stock-based compensation expense	—	—	—	—	372	—	—	372
Exercise of stock options and vesting of early exercise shares	—	—	59,226	—	185	—	—	185
Net income	—	—	—	—	—	—	1,797	1,797
Balance at June 30, 2018	12,285,434	$128,531	718,008	$1	$8,250	$(90)	$(148,467)	$(140,306)
Stock-based compensation expense	—	—	—	—	677	—	—	677
Issuance of preferred stock from Series C offering	3,474,668	49,800	—	—	—	—	—	—
Conversion of preferred stock at initial public offering	(15,760,102)	(178,331)	15,760,102	1	178,331	—	—	178,332
Conversion of warrants at initial public offering	—	—	—	—	2,153	—	—	2,153
Issuance of common stock from initial public offering	—	—	7,187,500	—	110,574	—	—	110,574
Issuance of common stock upon exercise of warrants	—	—	3,576	—	56	—	—	56
Exercise of stock options and vesting of early exercise shares	—	—	191,651	—	927	—	—	927
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	(10)	—	(10)
Net income	—	—	—	—	—	—	6,683	6,683
Balance at September 30, 2018	—	$—	23,860,837	$2	$300,968	$(100)	$(141,784)	$159,086

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(28,868)	$8,790
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of convertible preferred stock warrant liability	—	577
Amortization of discount on marketable securities	(1,225)	(65)
Depreciation	1,337	176
Stock-based compensation	8,933	1,424
Deferred rent	(53)	468
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,107	(698)
Deferred revenue	(5,160)	(28,000)
Accounts payable	(1,609)	1,344
Accrued liabilities	3,671	587
Net cash used in operating activities	(20,867)	(15,397)
Investing activities:
Purchases of property and equipment	(2,154)	(455)
Maturities of marketable securities	152,560	8,500
Purchases of marketable securities	(136,787)	(47,684)
Net cash provided by (used in) investing activities	13,619	(39,639)
Financing activities:
Proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	2,088	1,253
Proceeds from exercise of common stock warrants	—	56
Net proceeds from initial public offering	—	112,401
Net proceeds from Series-C preferred stock issuance	—	49,792
Net cash provided by financing activities	2,088	163,502
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,160)	108,466
Cash, cash equivalents and restricted cash at beginning of period	35,138	41,236
Cash, cash equivalents and restricted cash, at end of period	$29,978	$149,702
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	$8,324	$8,324
Stock issuance costs accrued but not yet paid	$—	$1,907
Purchases of property and equipment accrued but not yet paid	$—	$64

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

We, Principia Biopharma Inc. (“Principia”), are a late-stage biopharmaceutical company focused on developing novel therapies for immune mediated diseases. We were incorporated on October 6, 2008, began operations in February 2011, and are headquartered in South San Francisco, California.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The majority of our cash and cash equivalents is maintained with one financial institution in the United States. Deposits with this financial institution have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $161.2 million and $180.6 million at September 30, 2019 and December 31, 2018, respectively.

We are subject to a number of risks similar to other late-stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, our reliance on third parties or partners to conduct our clinical trials, the need to obtain regulatory and marketing approvals for our drug candidates or to rely on partners to do so, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our drug candidates, our right to develop and commercialize our drug candidates pursuant to the terms and conditions of the licenses granted to us, protection of proprietary technology, the ability to make or collect milestone, royalty or other payments due, or due to us, under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If we do not successfully commercialize or partner any of our drug candidates, we will be unable to generate product revenue or achieve profitability.

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

Restricted Cash

As of September 30, 2019 and December 31, 2018, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the condensed consolidated balance sheets.

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

The impact of the adoption of ASC 606 on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three Months Ended September 30, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$—	$—	$—
Income (loss) from operations	(23,333)	—	(23,333)
Net income (loss)	(22,296)	—	(22,296)
Net loss per share, basic and diluted	(0.93)	—	(0.93)

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$35,160	$456	$35,616
Income (loss) from operations	(32,154)	456	(31,698)
Net income (loss)	(28,868)	456	(28,412)
Net loss per share, basic and diluted	(1.21)	0.02	(1.19)

During the three and nine months ended September 30, 2019, we did not recognize any revenue from performance obligations satisfied in previous periods.

Convertible Preferred Stock Warrants

In connection with the issuance of certain convertible notes in 2016 and 2017 (the “Notes”), we issued warrants to purchase our capital stock. Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on our condensed consolidated balance sheets because the underlying shares of convertible preferred stock are contingently redeemable, which, therefore, may obligate us to transfer assets to settle those warrants. The warrants are subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income, net, on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, other expense, net, included $0.1 million and $0.6 million, respectively, related to the change in fair value of the preferred stock warrant liability.

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

Recently Issued Accounting Standards or Updates Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt ASU 2016-02 as of January 1, 2020 under this new alternative transition method. While we do not expect a material impact from adoption on our statements of operations or comprehensive income (loss), we do expect to record a material increase in our assets and liabilities on the balance sheet upon adoption of this standard. Upon adoption, we expect to recognize a right-of-use asset and a lease liability for the property lease related to our corporate headquarters. We are currently in the process of analyzing our existing leases and other contractual arrangements to determine the impact that this standard will have on our financial statements.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$21,407	$—	$—	$21,407
Corporate commercial paper	1,997	—	—	1,997
Short-term marketable securities
Corporate commercial paper	—	29,807	—	29,807
Corporate debt securities	—	61,497	—	61,497
Government‑sponsored enterprise securities	—	29,989	—	29,989
Long-term marketable securities
Corporate debt securities	—	2,518	—	2,518
Government‑sponsored enterprise securities	—	7,995	—	7,995
Total	$23,404	$131,806	$—	$155,210

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	—	7,465	—	7,465
Corporate debt securities	—	4,499	—	4,499
Short-term marketable securities
Corporate commercial paper	—	36,180	—	36,180
Corporate debt securities	—	71,903	—	71,903
Government‑sponsored enterprise securities	—	9,906	—	9,906
U.S. Treasury securities	—	24,447	—	24,447
Long-term marketable securities
Corporate debt securities	—	3,712	—	3,712
Total	$19,861	$158,112	$—	$177,973

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the nine months ended September 30, 2019 and 2018.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$21,407	$—	$—	$21,407
Corporate commercial paper	1,997	—	—	1,997
Total cash equivalents	23,404	—	—	23,404
Short-term marketable securities
Corporate commercial paper	29,786	24	(3)	29,807
Corporate debt securities	61,364	133	—	61,497
Government‑sponsored enterprise securities	29,976	15	(2)	29,989
Total short-term marketable securities	121,126	172	(5)	121,293
Long-term marketable securities
Corporate debt securities	2,514	4	—	2,518
Government‑sponsored enterprise securities	7,998	—	(3)	7,995
Total long-term marketable securities	10,512	4	(3)	10,513
Total	$155,042	$176	$(8)	$155,210

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	7,466	—	(1)	7,465
Corporate debt securities	4,499	—	—	4,499
Total cash equivalents	31,826	—	(1)	31,825
Short-term marketable securities
Corporate commercial paper	36,197	—	(17)	36,180
Corporate debt securities	71,920	8	(25)	71,903
Government‑sponsored enterprise securities	9,911	—	(5)	9,906
U.S. Treasury securities	24,451	—	(4)	24,447
Total short-term marketable securities	142,479	8	(51)	142,436
Long-term marketable securities
Corporate debt securities	3,706	6	—	3,712
Total long-term marketable securities	3,706	6	—	3,712
Total	$178,011	$14	$(52)	$177,973

All our marketable securities are considered available-for-sale. There were no sales of available-for-sale marketable securities in any of the periods presented. The carrying value of marketable securities that were in unrealized loss positions totaled approximately $17.9 million as of September 30, 2019. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined there were no other-than-temporary impairments associated with any of these marketable securities before recovery of the entire amortized cost basis during the nine months ended September 30, 2019. At September 30, 2019, the remaining contractual maturities of long-term marketable securities were less than two years.

5. Balance Sheet Components

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$29,411	$34,489	$149,053	$41,054
Restricted cash, current	—	82	82	100
Restricted cash, non-current	567	567	567	82
Total	$29,978	$35,138	$149,702	$41,236

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$1,981	$2,500
Computer equipment	289	508
Furniture and Fixtures	1,559	392
Leasehold improvements	8,324	420
	12,153	3,820
Less accumulated depreciation and amortization	(1,988)	(2,154)
Total	$10,165	$1,666

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Other accounts receivable	$701	$2,104
Prepaid expenses	957	1,661
Total	$1,658	$3,765

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

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the CNS, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon a field expansion payment to us as well as potential milestone payments and royalties within the expanded field.

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

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. The additional royalty option would only be available if we develop PRN1008 for major enumerated indications overseen by the Division of Pulmonary, Allergy and Rheumatology Products of the U.S. Food and Drug Administration (the “FDA”) or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

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

We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. No revenue was recognized from the Sanofi Agreement during the three months ended September 30, 2019. For the nine months ended September 30, 2019, we recognized $30.0 million in revenue related to the Sanofi Agreement. For the three and nine months ended September 30, 2018, we recognized approximately $17.1 million and $38.5 million in revenue, respectively, related to the Sanofi Agreement.

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

  In March 2019, we and AbbVie agreed to conclude the collaboration and as of the date of termination, there were no further financial obligations between us. No revenue was recognized from the AbbVie Agreement during the three months ended September 30, 2019 as the agreement had terminated. During the nine months ended September 30, 2019, we recognized the remaining balance of the transaction price of $5.2 million in revenue related to the AbbVie Agreement. For the three and nine months ended September 30, 2018, we recognized approximately $1.5 million and $4.5 million in revenue, respectively, related to the AbbVie Agreement.

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven year period with an option to extend for another seven year period subject to certain conditions. Pursuant to the April 2018 Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which is recorded as long-term restricted cash at September 30, 2019. The Lease Agreement allows for a landlord provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides, and we have utilized, an option through July 1, 2019 for an additional tenant improvement allowance of up to $1.2 million to the costs of tenant improvements. The additional tenant improvement allowance used in connection with this option is amortized and was added to monthly rent payments upon completion of the tenant improvements in May 2019. Reimbursable construction costs incurred were recorded as a leasehold improvement with a corresponding lease incentive obligation, which was classified as a component of deferred rent. Amounts that were reimbursed under the tenant improvement allowance were recorded as deferred rent and amortized as a reduction to rent expense over the lease term. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements as of September 30, 2019.

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

Future minimum lease payments for operating leases at September 30, 2019 are as follows (in thousands):

Year ended December 31,
2019 (remaining 3 months)	$751
2020	3,093
2021	3,193
2022	3,296
2023	3,403
2024 and beyond	7,447
Total	$21,183

We recorded rent expense of $0.6 million and $2.1 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $1.9 million for the three and nine months ended September 30, 2018, respectively.

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

8. Stock-Based Compensation

The following table summarizes our stock option activity under our stock plans and related information:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2018	2,998,590	$9.39
Options granted	1,325,600	$34.52
Options forfeited	(157,759)	$17.99
Options exercised	(156,361)	$7.57
Options expired	(1,137)	$30.30
Balance at September 30, 2019	4,008,933	$17.42
Vested and expected to vest	4,008,933	$17.42
Exercisable as of September 30, 2019	2,326,856	$7.29

At September 30, 2019 and December 31, 2018, 28,227 shares and 33,882 shares, respectively, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short term liability. Liabilities related to the early exercise of stock options were approximately $0.2 million as of September 30, 2019 and December 31, 2018, respectively, and were included in accrued liabilities on the condensed consolidated balance sheets. Amounts from liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$1,786	$307	$4,713	$647
General and administrative	1,466	370	4,220	763
Total	$3,252	$677	$8,933	$1,410

As of September 30, 2019, there was approximately $37.9 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.1 years. The weighted-average remaining contractual term of options outstanding at September 30, 2019 was 7.8 years.

Our stock-based compensation expense for the nine months ended September 30, 2019 includes approximately $0.7 million in expense related to modifications of stock options for members of our Board of Directors.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$(22,296)	$6,683	(28,868)	$8,790
Allocation of undistributed earnings to participating securities	—	(6,683)	—	(8,790)
Net income (loss) attributable to common stockholders	(22,296)	—	(28,868)	—
Denominator
Weighted-average common shares outstanding, basic	24,018,192	5,087,792	23,937,701	2,149,583
Effect of dilutive shares:	—	1,056,700	—	947,369
Weighted-average shares outstanding used in per share calculation, diluted	24,018,192	6,144,492	23,937,701	3,096,952
Net income (loss) per share, basic	$(0.93)	$—	$(1.21)	$—
Net income (loss) per share, diluted	$(0.93)	$—	$(1.21)	$—

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share attributable to common stockholders, because their effect would have been antidilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee stock purchase plan	42,255	—	42,255	—
Warrants to purchase capital stock	110,589	168,046	110,589	168,046
Common stock options issued and outstanding	4,008,933	1,631,794	4,008,933	1,741,125
Early exercised common stock subject to future vesting	28,227	—	28,227	—
Total	4,190,004	1,799,840	4,190,004	1,909,171

10. Income Taxes

We did not record a provision for income taxes for the three and nine months ended September 30, 2018, because all of our taxable income will be fully offset by net operating losses generated in prior years. In addition, the deferred tax assets continue to be subject to a full valuation allowance.

11. Subsequent Event

On October 18, 2019, we completed an underwritten public offering of 8,625,000 shares of our common stock (which included 1,125,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $28.00 per share. We received net proceeds of approximately $226.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Overview

We are a late-stage biopharmaceutical company focused on developing novel therapies for immune mediated diseases. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of a pill. We have produced three novel drug candidates from our platform, PRN1008, PRN1371 and PRN2246/SAR442168, resulting in four clinical programs. We retain full, worldwide rights to PRN1008, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include PRN1008, a reversible covalent BTK inhibitor for the treatment of pemphigus vulgaris (PV) and pemphigus foliaceus (PF) (referred to collectively as “pemphigus”); PRN1008 for the treatment of immune thrombocytopenic purpura, now known as immune thrombocytopenia, or ITP; PRN2246/SAR442168, an irreversible BTK inhibitor that was designed to cross the blood-brain barrier, for the treatment of multiple sclerosis, or MS, and other central nervous system, or CNS, immune mediated diseases; and PRN1371, an irreversible inhibitor of Fibroblast Growth Factor Receptor, or FGFR, for the treatment of bladder cancer.

•

Based on the interim results from our Phase 2 clinical trial in pemphigus, we initiated a global Phase 3 pivotal clinical trial of PRN1008 in pemphigus in November 2018. This Phase 3 clinical trial is evaluating PRN1008 in PV patients, and a smaller number of PF patients. We anticipate reporting Phase 3 data in the first half of 2022. In October 2019, we announced positive preliminary data from Part B of our open-label Phase 2 clinical trial of PRN1008 in pemphigus. We anticipate that top-line results from Part B of the Phase 2 clinical trial will be available by the end of the fourth quarter of 2019.

In parallel, we are evaluating PRN1008 in a Phase 1/2 clinical trial in ITP, and recently amended the clinical trial protocol to add a long-term extension cohort for responders and to allow for the flexibility to enroll additional patients if we determine additional data would help inform the Phase 3 design. In October 2019, we announced positive preliminary data from our ongoing Phase 1/2 clinical trial in ITP and expect to present further updated data at the 61st American Society of Hematology Annual Meeting in December 2019.

We intend to assess one or more additional immunological indications for PRN1008 for future clinical development. We anticipate commercializing PRN1008, if approved, by developing our own sales organization targeting dermatologists and hematologists at specialized centers in the United States.

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

•

We have initiated the expansion cohort of our Phase 1 clinical trial of PRN1371 in patients with metastatic urothelial carcinoma (mUC) having FGFR alterations. We are planning to expand into non-muscle invasive bladder cancer, which has a high rate of FGFR expression, should mUC data be supportive.

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

Since inception and through September 30, 2019, we have financed our operations primarily with proceeds totaling $299.5 million from our initial public offering (“IPO”), private placements of our convertible preferred stock and convertible notes and with payments from license and research collaborations. We received a $30.0 million milestone payment in 2019 and milestone payments totaling $25.0 million in 2018 from our collaboration agreement with Sanofi. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively.

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

As of September 30, 2019, we held cash, cash equivalents and marketable securities totaling $161.2 million. We do not have any products for sale and have not generated any product revenue since our inception. As of September 30, 2019, all our revenue has been generated from the non-refundable upfront and milestone payments received from our collaboration agreements with Sanofi and AbbVie. For the nine months ended September 30, 2019 and 2018, we recorded a net loss of $28.9 million and net income of $8.8 million, respectively. As of September 30, 2019, we have an accumulated deficit of $160.8 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, we could be required to significantly reduce our operating expenses and delay, reduce the scope of or eliminate one or more of our development programs. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at September 30, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

In October 2019, we completed an underwritten public offering of 8,625,000 shares of our common stock (which included 1,125,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $28.00 per share. We received net proceeds of approximately $226.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017, additional milestone payments of $25.0 million in 2018 for successful development activities under the early development plan, and a $30.0 million clinical development milestone payment from Sanofi in 2019. We adopted ASC 606 on January 1, 2019 and concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, the aggregate $65.0 million received, prior to December 31, 2018, related to this combined unit of accounting was recognized as revenue ratably over the performance period, which ended as of December 31, 2018. We further concluded that there is no adjustment to revenue recognized through December 31, 2018 under ASC 606 because all deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. No revenue was recognized from the Sanofi Agreement during the three months ended September 30, 2019. We recognized $30.0 million in revenue from the Sanofi Agreement during the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we recognized $17.1 million and $38.5 million in revenue from Sanofi, respectively. There was no deferred revenue related to the Sanofi Agreement at September 30, 2019 and December 31, 2018.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017.  Upon adoption of ASC 606 using the modified retrospective method, we concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which is required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting is recognized as revenue over the estimated performance period, which as of December 31, 2018 was estimated to continue through the fourth quarter of 2019. Revenue related to AbbVie for the three and nine months ended September 30, 2018 was approximately $1.5 million and $4.5 million, respectively. Deferred revenue related to the AbbVie Agreement was $5.6 million at December 31, 2018. On January 1, 2019, we recorded a $0.4 million decrease to our accumulated deficit resulting from the adoption of ASC 606 for the AbbVie Agreement. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program. We and AbbVie agreed to conclude the collaboration effective March 2019 and there were no further financial obligations between us, as of the date of the termination. We recognized $5.2 million in revenue in March 2019, upon termination of the AbbVie Agreement.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of changes in fair value related to the outstanding convertible preferred stock warrant liability and the convertible notes redemption features liability.

Interest Income

Interest income is primarily related to interest earned on our marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Revenue	$—	$18,564	$(18,564)	(100%)
Operating expenses:
Research and development	18,368	9,200	9,168	100%
General and administrative	4,965	2,887	2,078	72%
Total operating expenses	23,333	12,087	11,246	93%
Income (loss) from operations	(23,333)	6,477	(29,810)	*
Other income (expense), net	3	(133)	136	(102)%
Interest income	1,034	339	695	205%
Net income (loss)	$(22,296)	$6,683	$(28,979)	*

*	Percentage not meaningful

Revenue

We recorded no revenue for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2018 was $18.6 million, consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement, as well as portions of payments we received from Sanofi in July and August 2018.

We recorded approximately $17.1 million in revenue related to the Sanofi Agreement for the three months ended September 30, 2018.

We recorded approximately $1.5 million in revenue related to the AbbVie Agreement for the three months ended September 30, 2018.

Research and Development Expenses

Research and development expenses were approximately $18.4 million for the three months ended September 30, 2019, an increase of $9.2 million, compared to approximately $9.2 million for the three months ended September 30, 2018. The increase was primarily driven by a $4.2 million increase in personnel related expenses, a $3.0 million increase in external PRN1008 program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and certain manufacturing campaigns to supply drug products for our PRN1008 clinical trials, and a $1.5 million increase in other unallocated research and development expenses, mainly facility costs related to our new office space. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses.

The following table summarizes research and development expenses (in thousands):

	Three Months Ended September 30,
	2019	2018
PRN1008 program external expenses	$8,077	$5,046
PRN1371 program external expenses	519	452
PRN2246 program external expenses	—	165
Preclinical external expenses(1)	945	404
Personnel related expenses(2)	6,504	2,346
Other unallocated research and development expenses	2,323	787
Total research and development expenses	$18,368	$9,200

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired the rights to from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $1.8 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2019, an increase of $2.1 million, compared to $2.9 million for the three months ended September 30, 2018. The increase was primarily driven by a $2.0 million increase in personnel related expenses due to increased headcount expenses and increased stock-based compensation expenses.

Other Income (Expense), Net

Other income (expense), net, for the three months ended September 30, 2019 was insignificant compared to $0.1 million for the three months ended September 30, 2018.

Interest Income

Interest income for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.3 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $0.7 million is mainly due to higher balances of marketable securities in 2019 as compared to the same period in 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Revenue	$35,160	$43,000	$(7,840)	-18%
Operating expenses:
Research and development	52,609	26,855	25,754	96%
General and administrative	14,705	7,265	7,440	102%
Total operating expenses	67,314	34,120	33,194	97%
Income (loss) from operations	(32,154)	8,880	(41,034)	*
Other income (expense), net	(38)	(655)	617	-94%
Interest income	3,324	565	2,759	*
Net income (loss)	$(28,868)	$8,790	$(37,658)	*

*	Percentage not meaningful

Revenue

Revenue for the nine months ended September 30, 2019 was $35.2 million, consisting of a $30.0 million clinical development milestone payment received in connection with the Sanofi Agreement and a portion of the upfront payments received in connection with the AbbVie Agreement. Revenue for the nine months ended September 30, 2018 was $43.0 million, consisting of a portion of the upfront payments received in connection with the Sanofi Agreement and the AbbVie Agreement, as well as a portion of payments we received from Sanofi in July and August 2018.

The clinical development milestone payment of $30.0 million received in 2019 under the Sanofi Agreement was recognized as revenue when earned in May 2019. The aggregate payments of $65.0 million received in 2017 and 2018 under the Sanofi Agreement were recognized ratably over the estimated performance period ended December 31, 2018, and we recorded approximately $38.5 million in revenue related to the Sanofi Agreement for the nine months ended September 30, 2018.

The nonrefundable upfront payment under the AbbVie Agreement was recognized ratably over the estimated performance period, and we recorded approximately $5.2 million and $4.5 million in revenue related to the AbbVie Agreement for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses were $52.6 million for the nine months ended September 30, 2019, an increase of $25.8 million, compared to $26.9 million for the nine months ended September 30, 2018. The increase was primarily driven by a $10.9 million increase in personnel related expenses, a $9.3 million increase in external PRN1008 program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and certain manufacturing campaigns to supply drug products for our PRN1008 clinical trials, and a $3.9 million increase in other unallocated research and development expenses, mainly facility costs related to our move to our new office space in February 2019. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses.

The following table summarizes research and development expenses (in thousands):

	Nine Months Ended September 30,
	2019	2018
PRN1008 program external expenses	$23,036	$13,727
PRN1371 program external expenses	2,400	1,204
PRN2246 program external expenses	8	1,587
Preclinical external expenses(1)	2,980	992
Personnel related expenses(2)	17,497	6,583
Other unallocated research and development expenses	6,688	2,762
Total research and development expenses	$52,609	$26,855

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired the rights to from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $4.7 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the nine months ended September 30, 2019, an increase of $7.4 million, compared to $7.3 million for the nine months ended September 30, 2018. The increase was primarily driven by a $6.9 million increase in personnel related expenses due to increased headcount expenses and increased stock-based compensation expenses.

Other Income (Expense), Net

Other expense, net, for the nine months ended September 30, 2019 was insignificant compared to $0.7 million for the nine months ended September 30, 2018.

Interest Income

Interest income for the nine months ended September 30, 2019 and 2018 was $3.3 million and $0.6 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $2.7 million is mainly due to higher balances of marketable securities in 2019 as compared to the same period in 2018.

Liquidity and Capital Resources

To date, we have financed our operations primarily through our IPO, private placements of our convertible preferred stock and convertible notes and payments from license and research collaborations. In 2017, we entered into the Sanofi Agreement and the AbbVie Agreement, pursuant to which we received non-refundable upfront payments of $40.0 million and $15.0 million, respectively. From inception through September 30, 2019, we have received $299.5 million in aggregate proceeds through our IPO and private placements and an additional $110.0 million from license and research collaborations. As of September 30, 2019 and December 31, 2018, we held cash, cash equivalents and marketable securities totaling $161.2 million and $180.6 million respectively.

We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of September 30, 2019, we have an accumulated deficit of $160.8 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company.

We believe our cash, cash equivalents and marketable securities at September 30, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

In October 2019, we completed an underwritten public offering of 8,625,000 shares of our common stock (which included 1,125,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $28.00 per share. We received net proceeds of approximately $226.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(20,867)	$(15,397)
Cash provided by (used in) investing activities	13,619	(39,639)
Cash provided by financing activities	2,088	163,502
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,160)	$108,466

Cash used in operating activities

During the nine months ended September 30, 2019, cash used in operating activities was $20.9 million, which resulted from a net loss of $28.9 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $8.9 million in stock-based compensation and $1.3 million in depreciation and amortization, partially offset by $1.2 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue and a decrease of $1.6 million in accounts payable, partially offset by a $3.7 million increase in accrued liabilities and a $2.1 million decrease in prepaid expenses and other assets.

During the nine months ended September 30, 2018, cash used in operating activities was $15.4 million, which resulted from net income of $8.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included stock-based compensation of $1.4 million, $0.6 million related to the change in fair value of the convertible preferred stock warrant liability, $0.5 million for deferred rent and $0.1 million for depreciation and amortization. Changes in operating assets and liabilities included a decrease of $28.0 million in deferred revenue, an increase of $0.7 million in prepaid expenses and other assets, an increase of $1.3 million in accounts payable and an increase of $0.6 million in accrued liabilities.

Cash provided by (used in) investing activities

During the nine months ended September 30, 2019, cash provided by investing activities was $13.6 million and is primarily the result of maturities in excess of purchases of marketable securities of $15.8 million offset by purchases of property and equipment of $2.2 million.

During the nine months ended September 30, 2018, cash used in investing activities was $39.6 million and is primarily the result of purchases in excess of maturities of marketable securities of $39.2 million and purchases of property and equipment of $0.4 million.

Cash provided by financing activities

During the nine months ended September 30, 2019, cash provided by financing activities was $2.1 million, relating to proceeds from the issuance of common stock upon exercise of options and participation in the employee stock purchase plan.

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

A summary of our critical accounting policies, significant judgments and use of estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. On an ongoing basis, we evaluate our judgments and estimates considering changes in circumstances, facts and experience. Other than the adoption of Topic 606, as described below, there were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $161.2 million and $180.6 million as of September 30, 2019 and December 31, 2018, respectively, which consisted primarily of money market funds and fixed income, investment grade securities with contractual maturities of less than two years.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at September 30, 2019, a hypothetical 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We had no debt outstanding as of September 30, 2019.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the nine months ended September 30, 2019 and 2018, we recorded net loss of $28.9 million and net income of $8.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $160.8 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses, and continue to incur net operating losses, for the foreseeable future as we seek to advance our drug candidates. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

As of September 30, 2019, our cash, cash equivalents and marketable securities totaled $161.2 million. Based on our planned operations, we expect our existing cash, cash equivalents and marketable securities as of September 30, 2019, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We may announce preliminary, interim or top-line data from our clinical trials that may change as more patient data become available, and as the data is subject to typical audit procedures that could result in material changes in the final data.

From time to time, we may announce preliminary, interim or top-line data from our clinical trials. Preliminary, interim and top-line data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change from the preliminary data as patient enrollment continues, enrolled patients continue to progress through the trial, and more patient data become available. Preliminary, interim and top-line data also remain subject to typical audit procedures that may result in the final audited data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or top-line data and final data could impact the regulatory approval of, and significantly harm the prospects of, any product candidate that is impacted by the applicable data.

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

As of September 30, 2019, we had 90 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or, collectively, Trade Laws, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Trade Laws also include restrictions or prohibitions on transactions and dealings with certain embargoed or sanctioned countries, governments, persons, and entities. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We engage in clinical trials outside of the United States. We also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

We may sell additional equity or debt securities to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

In October 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-234038) that allows us to sell up to an aggregate of $300 million of our common stock. As of the date of this filing, we have sold $241,500,000 of common stock pursuant to the Form S-3. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

Based upon shares outstanding as of September 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 67% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. This provision does not apply to actions arising under the Securities Exchange Act of 1934, as amended, or any claim for which the federal courts have exclusive jurisdiction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

In September 2019, we issued 21,899 shares of common stock to two of the holders of our outstanding warrants upon the holders’ exercise pursuant to a cashless exercise provision. The warrants had an exercise price of $8.99 per share. The shares of common stock were issued by us in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Company Name

Date: November 5, 2019	By:	/s/ Martin Babler
Martin Babler
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Christopher Y. Chai
Christopher Y. Chai
Chief Financial Officer (Principal Financial and Accounting Officer)