Form 10-K
period 2019-12-31
Principia Biopharma Inc.
filed 2020-03-10
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2019, was $540.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2020 was 33,008,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Principia,” the “Company,” “we,” “us,” and “our” refer to Principia Biopharma Inc., a Delaware corporation.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I

Item 1. Business.

Overview

We are a late-stage biopharmaceutical company focused on developing novel therapies for immune-mediated diseases. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival injectable biologics, but with the convenience of an oral or topical therapy. Our overall portfolio includes rilzabrutinib, PRN2246/SAR442168, PRN473 Topical, PRN1371 and our oral immunoproteasome inhibitor program. We retain full, worldwide rights to rilzabrutinib, PRN473 Topical, PRN1371 and our oral immunoproteasome inhibitor program, and have an ongoing collaboration with Sanofi for PRN2246/SAR442168. The company has prioritized the portfolio and our current clinical pipeline includes rilzabrutinib (formerly known as PRN1008), PRN473 Topical, and PRN2246/SAR442168. Our lead candidate, rilzabrutinib, a wholly owned Bruton Tyrosine Kinase (BTK) inhibitor, is in a Phase 3 trial for the treatment of pemphigus (pemphigus vulgaris (PV) and pemphigus foliaceus (PF)), and in a Phase 1/2 trial for the treatment of Immune Thrombocytopenia (ITP). In addition, we anticipate initiating a Phase 2 trial of rilzabrutinib for the treatment of IgG4-Related Disease (RD).

The following chart summarizes the status of the drug candidates in our current pipeline:

Our BTK Franchise

We have developed a BTK inhibitor franchise that encompasses two differentiated oral drug candidates, rilzabrutinib and PRN2246/SAR442168, and one topical drug candidate, PRN473 Topical. Our most advanced drug candidate, rilzabrutinib, is designed to form a reversible covalent bond with the BTK enzyme. This bond confers enhanced selectivity and potential durable potency, which we believe will enable long-term, systemic treatment of chronic immunological disorders. The second drug candidate in our BTK franchise is PRN2246/SAR442168, an irreversible covalent BTK inhibitor that we designed to cross the blood-brain barrier and modulate immune cell function in the brain for the treatment of multiple sclerosis, or MS, and potentially other central nervous system, or CNS, diseases. The third drug candidate in our BTK franchise is PRN473 Topical, a topical reversible covalent BTK inhibitor that we designed for immune-mediated diseases that could benefit from localized application to the skin with low to no systemic exposure.

BTK Inhibitor for Immune-Mediated Diseases: Rilzabrutinib

We are developing rilzabrutinib for the treatment of multiple immune-mediated diseases, the first of which is pemphigus, a rare, chronic skin disease with considerable unmet medical need for safe, rapidly acting and effective treatments that do not rely on the significant use of high dose corticosteroids, or CS. The current standard of care for pemphigus typically consists of CS in high doses which may be given in combination with Rituxan, a B cell depleting agent. It is well documented that chronic use of CS has serious and often long-term morbidities including infections, type II diabetes, osteoporosis, and cardiovascular effects, and CS can be associated with mortality as well. We elected to develop rilzabrutinib for pemphigus in part because it is a generalizable model for other autoantibody-driven diseases.

Pemphigus

We initiated a global Phase 3 pivotal trial, the PEGASUS study, of rilzabrutinib in pemphigus in November 2018. This is a randomized, double-blind, placebo-controlled, clinical trial in patients with PV, along with a smaller number of pemphigus foliaceus, or PF, patients. Rilzabrutinib has been granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of PV and by the European Commission, for treatment of pemphigus (including both PV and PF). If supported by the trial data, regulatory approvals for pemphigus rather than for PV will be sought in most territories apart from the United States, where an approval for the treatment of PV alone will be sought. We anticipate data from the Phase 3 pivotal trial in the second half of 2021.

We have completed Part A and Part B of an open-label Phase 2 clinical trial. Part A enrolled 27 patients with newly diagnosed (mild to moderate) and relapsed (mild to severe) pemphigus with a Pemphigus Disease Activity Index, or PDAI, ranging from 8-45 (including both PV and PF) according to Shimizu classification (Shimizu et al 2014). In March 2019, this data was presented at the 2019 American Academy of Dermatology (AAD) Annual Meeting as a late-breaking presentation. Twenty-four patients completed the full 12 weeks of active treatment with oral rilzabrutinib and low dose corticosteroids (LDCS; ≤0.5 mg/kg/day) and 12 weeks of follow-up. The primary endpoint was control of disease activity (CDA), where new lesions cease to form, and existing lesions begin to heal, at week four. Secondary endpoints included complete remission (CR) rates and reduction in anti-desmoglein autoantibody levels. The study achieved the primary endpoint of CDA on low dose CS in 54% of patients at week four. The CDA results were generally consistent across all major subgroups. At week 12, CDA occurred in 73% of patients. Of 24 patients who completed the study, after 12 weeks of treatment, 17% achieved CR by week 12 and 25% by week 24. Rilzabrutinib was generally well-tolerated. The most frequently reported treatment related adverse events were nausea, abdominal pain (upper), headache, and infection in 15%, 11%, 11%, and 11% of patients, respectively.

Part B enrolled 15 patients diagnosed with newly diagnosed or relapsed pemphigus, and was conducted to assess the impact of 24 weeks of active treatment with oral rilzabrutinib and low dose CS (LDCS; ≤0.5 mg/kg/day). In Part B, a starting dose of 400mg once daily was tested and determined to be less effective, and at the recommendation of the Safety Monitoring Committee, all patients were escalated to twice daily dosing. We announced data from Part B in December 2019. Among the 15 patients in Part B, nine (60%) achieved CDA by four weeks of treatment on low dose CS (≤ 0.5 mg/kg/day). 12 patients (80%) achieved CDA by 12 weeks of treatment. Six patients (40%) reached CR after 24 weeks of treatment, and nine patients (60%) achieved a PDAI score of 1 or 0. Rilzabrutinib was well tolerated in Part B, and safety was consistent with the Phase 2 Part A clinical trial. Data from the Phase 2 Part B trial will be submitted for presentation at an upcoming medical conference.

ITP

Our second clinical program is rilzabrutinib for the treatment of immune thrombocytopenia, or ITP, a rare and often chronic autoimmune disease in which the blood levels of platelets, a key component to normal blood clotting, drop to unsafe levels. We have an ongoing Phase 1/2 clinical trial in ITP with a rilzabrutinib active treatment period of 24 weeks. In July 2019, we announced an amendment to the clinical trial protocol to add a long-term extension cohort for responders and to allow flexibility to enroll additional patients if we determine additional data would help inform Phase 3 design. We are using the data collected from the ongoing Phase 1/2 trial to prepare for our potential pivotal program.

We presented interim results from our Phase 1/2 clinical trial at the 61st American Society of Hematology (ASH) Annual Meeting in December 2019. Thirty-one heavily pretreated patients (median of six prior therapies) were treated with starting doses of rilzabrutinib of 200 mg once daily, 400 mg once daily, 300 mg twice daily, and 400 mg twice daily respectively, with intra-patient dose escalation allowed every four weeks, and with patients having a median treatment duration of 12 weeks (range, 0.1-41.9). Of the 31 patients, 39% (80% confidence interval (CI) 28, 50), irrespective of dose and duration of treatment, achieved the trial’s primary endpoint of ≥2 consecutive platelet counts of ≥50,000/µL, separated by at least five days, and increased by ≥20,000/µL from baseline, without requiring rescue medication. In addition, 45% (80% CI 34, 57) of enrolled patients achieved any two platelet counts ≥50,000/µL. Most patients who achieved the primary endpoint had a platelet count >30,000/µL after the first week of treatment. Preliminary data on 13 patients treated at higher doses (300 mg and 400 mg twice daily) and who had completed at least 12 weeks of therapy, demonstrated a response rate of 54% (80% CI 37, 70) and 62% (80% CI 44, 77) for both endpoints respectively. Rilzabrutinib was well-tolerated at all doses studied, whether given as a monotherapy or with allowed concomitant ITP therapy (thrombopoietin receptor agonists and/or steroids), with no reported treatment related bleeding or thrombotic events. Related treatment emergent adverse events, or TEAEs, were reported in 35% of patients and were all grade 1 or 2.

IgG4-RD

Our third clinical program is rilzabrutinib for the treatment of IgG4- RD, an immune-mediated disease of chronic inflammation and fibrosis that, if left untreated, can lead to severe morbidity including organ dysfunction and organ failure, which can be fatal. We anticipate initiating a Phase 2 clinical trial in IgG4-RD in the first half of 2020.

Beyond pemphigus, ITP and IgG4-RD, we believe there are numerous immune-mediated diseases for which rilzabrutinib may have therapeutic benefit. Rilzabrutinib has demonstrated clinical and preclinical efficacy in a number of disease-relevant mechanisms, including rapid anti-inflammatory effects, neutralization of pathogenic autoantibodies and blockade of production of new autoantibodies. The collective preclinical and clinical data suggests that rilzabrutinib has the potential to reshape the treatment of a wide range of immune-mediated diseases.

Topical BTK Inhibitor for Immune-Mediated Diseases: PRN473 Topical

PRN473 Topical, an additional wholly owned drug candidate, is a reversible covalent BTK inhibitor and will be our third BTK inhibitor to enter clinical development. Given the abundance of immune cells in skin and their role in immune-mediated diseases, PRN473 Topical is being developed for immune-mediated diseases that could benefit from localized application to the skin. We initiated a Phase 1, randomized, double blind, placebo-controlled, single and multiple dose trial to evaluate its safety, tolerability and pharmacokinetics. The trial is being conducted in Australia and is anticipated to be completed in 2020.

BTK Inhibitor for CNS Diseases: PRN2246/SAR442168

PRN2246/SAR442168 is designed to treat MS and potentially other CNS diseases, in part by inhibiting B cells and other immune cells in the brain. During neuro-inflammation, the number of B cells in the brain increases and such increase is thought to play a central role in the pathology of MS and other CNS diseases. In late 2017, we formed a collaboration with Sanofi under which we received a $40.0 million upfront payment and are eligible to receive milestone payments of up to an aggregate of $765.0 million and tiered royalties up to the mid-teens on future sales. Under our agreement, we received $25.0 million in milestones in 2018 and a $30.0 million milestone in June 2019.

We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development. In February 2020, Sanofi announced data for their Phase 2b clinical trial in relapsing MS. Specifically, Sanofi announced that PRN2246/SAR442168 met its primary endpoint, significantly reduced disease activity associated with MS as measured by magnetic resonance imaging, or MRI, and was well tolerated in the Phase 2b trial with no new safety findings. Sanofi also announced that it anticipates initiating four Phase 3 clinical trials in relapsing-remitting (RMS), primary progressive (PPMS) and secondary progressive (SPMS) forms of MS in the middle of 2020. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalty rates up to the high-teens.

In February 2019, Phase 1 clinical data was presented at the 2019 Americas Committee for Treatment and Research in Multiple Sclerosis (ACTRIMS) Annual Meeting. In the Phase 1 trial in over 70 healthy volunteers, PRN2246/SAR442168 was found to be well tolerated at all dose levels studied and all treatment-related treatment-emergent adverse events were mild in nature. BTK occupancy increased in a dose dependent manner; high levels of peripheral BTK occupancy were achieved after single doses of 30 mg and higher. In the multiple-ascending dose (MAD) portion of the study, BTK occupancy after 10 days approached maximal levels in the lowest dose group (7.5 mg) studied. In a dedicated arm of the trial (120 mg), human CNS exposure was confirmed in cerebral spinal fluid in all participants in the arm, highlighting the potential for PRN2246/SAR442168 to impact B cell-driven inflammation in both the periphery and CNS.

Oral Immunoproteasome Program

We have discovered multiple series of highly selective, oral small molecule inhibitors of the immunoproteasome. In June 2017, we formed a collaboration with AbbVie Biotechnology Limited, or AbbVie, with an upfront payment of $15.0 million, to develop therapies to bring the power of oral proteasome inhibition safely into the field of immunology for the treatment of inflammation and autoimmune disorders. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program, following an assessment by AbbVie that there was no longer a strategic fit of our highly selective inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus. There are no further financial obligations between us. Our wholly owned program is in the late lead optimization phase. We are assessing the biology of our lead candidates in order to determine the appropriate development opportunities in immune-mediated diseases.

FGFR Inhibitor for Solid Tumors: PRN1371

PRN1371, an additional wholly-owned drug candidate, is an inhibitor of Fibroblast Growth Factor Receptor, or FGFR, designed for the treatment of solid tumors. FGFR controls tissue homeostasis, or tissue maintenance and regeneration, and is a clinically validated target in multiple solid-tumor indications. We discovered and developed an irreversible FGFR inhibitor to treat FGFR-driven solid tumors, and presented data from our Phase 1 multicenter, dose escalation clinical trial in May 2019 at the American Association for Cancer Research “Bladder Cancer: Transforming the Field” meeting. In the dose escalation portion of the Phase 1 clinical trial with 36 patients, PRN1371 was found to be well tolerated. While this portion of the trial was not designed to assess efficacy, stable disease was observed after two 28-day treatment cycles in 11 out of 36 patients. The most common treatment related adverse event was hyperphosphatemia, a known side effect of FGFR inhibitors. With a well-tolerated and pharmacologically active dose of 35 mg identified, we initiated the expansion cohort of our Phase 1 clinical trial in patients with metastatic urothelial carcinoma (mUC) having FGFR alterations. In January 2020, we announced we suspended the PRN1371 clinical program, after assessing competitive trial results of non-FGFR molecules in metastatic bladder cancer, the progress of our clinical trials and the remaining cost and obstacles to commercialization, to focus our portfolio on immune-mediated diseases. Nine bladder cancer patients with FGFR alterations had enrolled in the expansion cohort: of those, two patients had a partial response and three patients had stable disease. While we have announced suspension of efforts on PRN1371, the drug demonstrated activity and was well tolerated.

Tailored Covalency® Platform

Our proprietary Tailored Covalency platform enables us to reproducibly develop molecules, like rilzabrutinib, which have the potential to be best-in-class and highly differentiated based on their mode of action, selectivity and target residence time. We believe that we can rapidly discover and advance our drug candidates to clinical trials as compared to standard methods. Our approach has the potential to address historically undruggable targets that underlie many diseases with high unmet medical need. We believe that our covalent drug candidates, if approved, will significantly improve treatment paradigms and clinical outcomes for patients.

Leadership

We are led by an experienced management team with an unwavering commitment and focus on serving patients with immune-mediated diseases. Collectively, our executives have contributed to the research, development, approval and launch of several established drugs in immunology and oncology, including Rituxan, Ocrevus, Xolair, Avastin, Tarceva, Kyprolis, Nulojix, and Xofluza.

Our Strategy

Our goal is to become the leader in the discovery, development and commercialization of highly selective, irreversible covalent and reversible covalent, oral and topical therapies focused on immune-mediated diseases. To achieve this goal, we intend to:

•

Advance rilzabrutinib through clinical development to commercialization in pemphigus, ITP, IgG4-RD and other immune-mediated disease indications with high unmet need. We initiated a pivotal Phase 3 trial of rilzabrutinib in pemphigus in November 2018. In parallel, we have an ongoing Phase 1/2 trial of rilzabrutinib in ITP. We anticipate initiating a Phase 2 trial in IgG4-RD in the first half of 2020. We intend to assess one or more additional immune-mediated indications for rilzabrutinib for future clinical development. We expect to commercialize rilzabrutinib, if approved, by developing our own sales organization targeting dermatologists, hematologists, and rheumatologists at specialized centers in the United States.

•

Develop PRN473 Topical, our topical reversible covalent BTK inhibitor, for the treatment of immune-mediated diseases. In March 2020, we initiated a Phase 1, randomized, double blind, placebo-controlled, single and multiple dose trial of PRN473 Topical to evaluate its safety, tolerability and pharmacokinetics.

•

Collaborate with our partner Sanofi to advance PRN2246/SAR442168, our BTK inhibitor that we designed to cross the blood-brain barrier, through clinical development for the treatment of MS. In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. After our receipt of the Phase 2 data, the briefing package for Sanofi’s end of Phase 2 meeting with the FDA, and the Phase 3 plan and budget we will decide whether to exercise our option to fund a portion of the development costs of Phase 3 trials in exchange for additional economic rights. We anticipate making the co-funding partnership decision in 2020.

•

Expand our pipeline by creating additional highly selective, oral or topical drug candidates against important targets in immune-mediated diseases. We are expanding our wholly owned pipeline by continuing to innovate and discover differentiated oral or topical therapies with the potential to be best-in-class, and we intend to keep our programs at the forefront of covalent inhibitor drug discovery by investing in new technologies that will broaden the target space of our Tailored Covalency platform. In addition, we plan to explore the new biology discovered with our oral immunoproteasome inhibitors and to select the optimal development path for these highly differentiated assets.

•

Utilize collaborations in support of our long-term goals. As we have done with our collaboration with Sanofi, we plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates, particularly in indications with large target patient populations.

Our Approach and Platform—Tailored Covalency

We are challenging the premise of drug design by using our proprietary Tailored Covalency® platform to create therapies that are optimized for residence time, the duration of time that a drug binds to its target. We believe that our platform enables us to purpose-design and develop small molecule inhibitors of enzymes and receptor ligands with potencies and selectivities that rival those of injectable biologics yet maintain the convenience of an oral or topical treatment. Compared to other small molecules, the properties of our drug candidates have the potential to improve efficacy while minimizing both off-target effects and total exposure.

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

The following diagram depicts our double lock-and-key solution:

We use proprietary biochemical and cellular assays that are developed in-house to measure and subsequently optimize a drug’s target residence time. Standard small molecule drugs have a short residence time and, therefore, require dosing regimens that sustain minimum concentration levels in the blood at all times to maintain beneficial effects on the target. In preclinical studies, we observed that the drug optimized using biochemical and cellular residence time assays can result in a long residence time in vivo. Our clinical experience with rilzabrutinib, a reversible covalent BTK inhibitor, has further supported this result and confirmed that a low concentration of rilzabrutinib in blood for just a few hours is sufficient to inhibit, as measured by occupancy, BTK in the desired inhibition range of 60-100% over a period of 24 hours. We believe this minimizes both off-target effects and total exposure of the drug while achieving high clinical benefit.

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

Our proprietary tools enable us to purpose-design drug candidates that are both highly selective and optimized for target residence time. This new approach to small molecule drug discovery is both highly efficient by industry standards and reproducible.

We utilize our proprietary assays to measure target engagement from human tissue, such as blood, confirming that our drug candidates are absorbed and bind to their target following dosing. We have leveraged these assays as built-in clinical biomarkers to enable early determination of efficacious exposure requirements for each drug candidate, thus allowing for clear decision points and selection of dose ranges for our clinical trials. We believe the rapid cycle time of our approach leads to a heightened probability of technical success, or PTS, as shown in the following graphic.

We are expanding our wholly owned pipeline by continually innovating and discovering additional novel therapies. We intend to remain at the forefront of covalent drug discovery by investing in new technologies that will expand the druggable target space that is addressable with our Tailored Covalency approach.

Our Development Programs

In tailoring molecules for specific diseases, our platform has already yielded a pipeline of oral, and topical, potent and selective drug candidates.

Bruton’s Tyrosine Kinase Franchise

Overview

Our ability to tailor drug candidates to specific diseases with our Tailored Covalency platform is best illustrated with our BTK inhibitor franchise. The franchise encompasses two potentially transformative oral drug candidates and one potentially transformative topical drug candidate that we have designed to exhibit specific properties. Rilzabrutinib is an oral small molecule with potent and durable action, designed for use as chronic therapy for moderate to serious immune-mediated diseases. PRN2246/SAR442168 is an oral small molecule designed to cross the blood-brain barrier to reach aberrant immune cells inside the CNS with relatively low doses and high potency, to treat MS and other CNS diseases. PRN473 Topical is a reversible covalent BTK inhibitor, which is being developed for immune-mediated diseases that could benefit from localized application to the skin.

BTK is present in the signaling pathways of most types of white blood cells except for T cells and plasma cells. Our inhibitors selectively target BTK inside these cells, and inhibition of this enzyme results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation.

The ability to impact both early and later processes of autoimmunity halts multiple propagators of the autoimmune cascade without depleting B cells. Inhibition of BTK results in rapid anti-inflammatory effects, neutralization of pathogenic autoantibodies, and blocks the production of new autoantibodies. Inflammation and autoantibodies are the key drivers in many immune-mediated diseases such as pemphigus, ITP, and IgG4-RD. The action of BTK inhibition offers broad activity compared to other agents in the treatment of immune-mediated diseases without the long-term impact of B cell depletion or the inconvenience of injectable therapies.

We believe this profile of a clinically reversible, targeted-immunomodulation therapy, as shown in the table below, should have broad applicability across multiple immunological diseases:

The graphic below illustrates several areas where there is scientific rationale and/or clinical data to support the development of BTK inhibitors as a therapeutic modality. The “Industry Potential Future Indications” listed below are, as noted, potential and included for illustrative purposes only.

While there are many potential indications for the use of a BTK inhibitor, we have made a strategic decision to focus on developing rilzabrutinib, our wholly owned BTK inhibitor, in high unmet need indications. We have partnered PRN2246/SAR442168, our BTK inhibitor for CNS diseases, with Sanofi in order to maximize its value in indications such as MS, where large clinical development programs are required. We believe that the oncology market for BTK inhibitors is well addressed with currently approved and in-development first-generation BTK inhibitor molecules. While these first-generation BTK inhibitors have made significant contributions to the treatment of hematological malignancies, their adverse effects provided the inspiration for our development of next generation molecules more suitable for the chronic immune-mediated diseases we seek to address. Therefore, we intend to focus our efforts for our wholly-owned drug candidates initially on the smaller, immune-mediated disease indications.

Rilzabrutinib for the Treatment of Pemphigus

We are developing rilzabrutinib for pemphigus because the characteristics of the disease present an opportunity for rilzabrutinib to demonstrate its multiple benefits, including rapid anti-inflammatory effects, neutralizing the effects of pathogenic autoantibodies and blocking the production of new autoantibodies without depleting B cells. PV, the predominant type of pemphigus in most countries, is an orphan indication with clinical endpoints suitable for regulatory approval. In March 2019, data from the completed open-label Phase 2 Part A trial of rilzabrutinib in patients with PV were presented as a Late Breaker at the 2019 AAD annual meeting. The primary efficacy endpoint of the Phase 2 Part A trial – CDA within four weeks – was reached by 54% of patients and rilzabrutinib was generally well tolerated. In December 2019, we announced data from the Phase 2 Part B trial. Among the 15 patients dosed in Part B, nine patients (60%) achieved CDA within four weeks on low dose CS, 12 patients (80%) achieved CDA by week 12 and six patients (40%) achieved complete remission (CR) after 24 weeks of treatment. Nine patients (60%) achieve a PDAI score of 1 or 0. Safety was consistent with Part A and in Part B rilzabrutinib was well tolerated with no treatment related serious adverse event reported. In November of 2018, we initiated the PEGASUS study, a global, randomized, double-blind, placebo-controlled, pivotal, Phase 3 clinical trial of rilzabrutinib in patients with moderate to severe pemphigus. We have conducted our Phase 2 pemphigus clinical trial in five non-U.S. countries, and we anticipate that our Phase 3 trial will include patients in over 15 countries, including the United States. In December 2019, we announced accelerated enrollment timelines in our Phase 3 trial that project data in the second half of 2021 as opposed to the first half of 2022. In anticipation of seeking broader approvals for pemphigus, including both PV and PF, in territories outside the United States, the trial will include some PF patients.

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

The two major clinical variants of pemphigus are PV and PF. Typically, PV and PF occur in adults between 40 and 60 years old. PV affects both the skin and mucous membrane whereas PF affects only the skin. PV is caused when pathogenic autoantibodies attack dsg-3 or both dsg-3 and dsg-1, and is more prevalent in people of Middle Eastern descent. PF is caused when pathogenic autoantibodies attack dsg-1. The estimated worldwide prevalence of pemphigus is approximately 150,000 to 180,000 patients. Prevalence in the United States is estimated to be approximately 40,000 of which approximately 80% consists of PV patients. Prevalence in Europe is estimated to be approximately 80,000 of which approximately 80% consists of PV patients. Approximately 75% of PV patients, in the United States and Europe, present with moderate or severe PV. Given the fatal nature of this disease, we believe that the majority (90% plus) of these patients require treatment. The current patient population consists mostly of relapsed patients who require ongoing treatment. Worldwide, the annual incidence of new cases has been estimated to be between one and five cases per million of population.

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

Our Solution

Rilzabrutinib, an orally administered BTK inhibitor, has demonstrated the ability to rapidly induce clinical responses in the majority of patients independent of stage, severity, or duration of disease without the use of high-dose CS and their associated toxicities. Furthermore, rilzabrutinib delivers these benefits without affecting T cells or causing chronic B cell depletion (thus retaining most immune functions) and with reversibility of drug effects upon dose interruption. These attributes could make rilzabrutinib a first-in-class oral treatment for this debilitating orphan disease.

Phase 2 Clinical Trial of Rilzabrutinib in Pemphigus

We have completed Part A and Part B of our open-label Phase 2 clinical trial, Believe-PV, to evaluate rilzabrutinib’s potential to induce rapid onset of clinical response, enable tapering of CS, and lower autoantibody levels. Phase 2 Part A measured the efficacy, safety, tolerability and pharmacodynamics of rilzabrutinib in patients with newly diagnosed or relapsing, biopsy-proven, mild or severe PV (Pemphigus Disease Activity Index, or PDAI, of 8 to 45) for whom an initial period of rilzabrutinib monotherapy or combination with low doses of CS was judged to be clinically acceptable. Rilzabrutinib has been administered orally to patients with pemphigus, most of whom had PV confirmed by anti-desmoglein 3 antibodies, and a small number of whom, although originally diagnosed with PV, had a PF antibody profile. The Phase 2 Part A trial had an active treatment period of 12 weeks and a follow-up period of 12 weeks. The Phase 2 Part B trial increased the active treatment period to 24 weeks, with a follow-up period of four weeks and allowed patients with more severe PDAI scores up to 60.

The clinical efficacy endpoints of Part A and Part B of the Phase 2 clinical trial are based on global pemphigus guidelines, including control of disease activity, or CDA, where new lesions have stopped appearing and established lesions begin to heal, and complete remission, or CR, where all lesions are healed. Quantitative disease scores such as the PDAI, and Autoimmune Blistering Quality of Life, or ABQOL, are measured at each visit, as well as BTK occupancy in circulating white blood cells. The Part A and Part B primary endpoint was the proportion of patients able to achieve CDA on LDCS (≤ 0.5 mg/kg/day) (“low-dose” CS in the blistering diseases field) after 12 weeks (Part A) or after 24 weeks (Part B) of treatment.

The patient demographics of Part A of the Phase 2 trial are highly representative of a mixed population of newly diagnosed and relapsing pemphigus patients. The mean age is 52 years old (37-72) with an average disease duration of six years (range 0-25) and PDAI score of 19 points (range 8-43). Average body mass index was 27 kg/m2 (range 20-38). Similar numbers of men and women were studied (56% female). There were more relapsing patients (n=18) than newly diagnosed patients (n=9). The mean dose of CS (prednisone) at trial entry was 14 mg (range 0-30) per day. Among the population studied, anti-dsg3 antibody levels confirmed the diagnosis of PV in 23 (85%) patients. One (4%) patient was autoantibody negative, and three (11%) patients had only positive anti-dsg1 antibodies, suggesting a diagnosis of PF and not PV. Three of 27 patients had their dose of rilzabrutinib increased to 500 mg or 600 mg twice daily in response to increased disease activity, with all other patients remaining on 400 mg twice daily throughout the trial.

In Part A, 14 of 26 (54%) patients treated with rilzabrutinib met the primary endpoint of CDA on zero or low dose CS by the Day 29 visit. Two of 26 (8%) patients achieved CDA on zero CS by the Day 29 visit, demonstrating activity of rilzabrutinib without any CS. Four of 24 (17%) patients who completed the study had achieved CR on low-dose CS by the Day 85 visit.

In Part A, for CR, the mean dose of CS was 8 mg with a range from 1 to 20 mg. Key secondary endpoints included a median anti-DSG antibodies reduced by up to 65%, a median clinical CR duration after rilzabrutinib cessation of approximately two months, and the time to relapse from CDA/CR at the end of the 12 weeks of therapy was from 27 up to greater than 99 days.

Rilzabrutinib was observed to lower both anti-dsg1 and anti-dsg3 levels, the two most prevalent pathogenic autoantibodies in patients with pemphigus. This effect was seen as early as the Day 29 visit. Furthermore, in most patients with initially elevated anti-dsg3, levels remained suppressed after cessation of rilzabrutinib treatment, suggesting a sustained effect beyond the 12-week active treatment period of rilzabrutinib on patients’ pemphigus-associated pathogenic autoantibodies.

In Part A, efficacy after four weeks of treatment was consistently seen across all subgroups with the exception of the one anti-desmoglein antibody-negative patient and three patients with a PF antibody profile. At week 12, two of the three PF patients had later clinical responses, on low-dose CS. In addition, at week 12, we saw an increased proportion of CDA achieved across the different subgroups that included relapsed PV patients.

Consistent with the observations from the Phase 1 trials in healthy volunteers, rilzabrutinib was well-tolerated in Part A of the Phase 2 pemphigus trial. No clinically significant laboratory, vital signs and/or electrocardiographic signals were observed. No treatment-related deaths, or adverse events leading to discontinuation of treatment were reported.

Three serious adverse events have been reported, only one of which was deemed by the investigator to be related to rilzabrutinib. The related event was a Grade 3 event of cellulitis, a bacterial skin infection that led to hospitalization and dose interruption for three days. The patient was retreated for a further two months without event recurrence.

The most frequent treatment-emergent adverse events, or TEAEs, independent of causality, were nausea (22%), headache (15%), abdominal pain upper (11%) and diarrhea (11%). The most frequent TEAEs deemed by the investigator to be related to rilzabrutinib therapy were nausea (15%), abdominal pain (upper) (11%), headache (11%) and infection (11%)— all mild or moderate in severity with the exception of the one event of cellulitis described above that resolved. Two patients on chronic anticoagulation medication (rivaroxaban) have been treated without bleeding complications. TEAEs are summarized in the table below.

Part A Treatment-Related, Treatment-Emergent Adverse Events: Phase 2 Incidence ≥ 10%

	Grade 1-2		Grade 3-4		All Grades
	n	Percentage (n=27)	n	Percentage (n=27)	n	Percentage (n=27)
Nausea	4	15	—	—	4	15
Headache	3	11	—	—	3	11
Abdominal pain (upper)	3	11	—	—	3	11
Infection	2	7	1	4	3	11

In Part A of the Phase 2 trial, we observed no reported incidences of major hemorrhage, atrial fibrillation, neutropenia or thrombocytopenia - events that have been reported with marketed BTK inhibitors.

Analysis of the pharmacokinetic and pharmacodynamic endpoints revealed therapeutic levels of BTK occupancy in peripheral white blood cells in all but one patient; the pre-dose average at steady state was 78% (pre-dose target was ≥ 70-80%) and the average Day 1, 2-hour post-dose BTK occupancy was 82%. As would be expected due to the rapid systemic clearance and slow off-rate kinetics of rilzabrutinib from its target, plasma concentrations at trough (approximately 12 hours post-dose) were minimal while BTK occupancies remained high.

The Phase 2 Part B trial increased the active treatment period from 12 weeks to 24 weeks and confirmed the 400 mg twice a day dose. Patients started Part B on 400 mg once daily dosing, and it was determined to be less effective and at the recommendation of the Safety Monitoring Committee, all patients were escalated to twice daily dosing. Among the 15 patients dosed in Part B of the Phase 2 trial, nine (60%) achieved CDA by four weeks of treatment on low dose CS (≤ 0.5 mg/kg/day). 12 of 15 patients (80%) achieved CDA by 12 weeks of treatment. Six patients (40%) reached CR after 24 weeks of treatment, and nine patients (60%) achieved a PDAI score (a scoring system to indicate disease severity) of 1 or 0. Safety was consistent with Part A and rilzabrutinib was well-tolerated in Part B with no treatment related serious adverse event reported.

Design of the Phase 3 Clinical Trial of Rilzabrutinib in Pemphigus

We are currently enrolling patients in the PEGASUS study, a global, randomized, double-blind, placebo-controlled, pivotal, Phase 3 clinical trial of rilzabrutinib in approximately 120 patients with moderate to severe pemphigus. This trial is evaluating rilzabrutinib, dosed at 400 mg twice daily, versus placebo, using a background treatment of tapering doses of prednisone. The trial entry criteria include patients with moderate to severe pemphigus who are either newly diagnosed or relapsing with chronic disease. The demographics of this trial are anticipated to be similar to the Phase 2 trial which included a majority of PV patients and a small number of PF patients. This demographic will potentially represent three quarters of the pemphigus patient population. The primary endpoint is the ability of rilzabrutinib to achieve durable CR on very low-dose prednisone (≤ 5 mg/day) with 36 weeks of treatment. Durable CR is defined as a state in which all lesions have healed and no new lesions have appeared for a period of at least eight weeks by week 37. Key secondary endpoints include cumulative CS use, time to CR, and durable CR on ≤ 10 mg CS. After 36 weeks of treatment, all patients will have the option to be treated with active rilzabrutinib therapy in an open-label extension period of 24 weeks of treatment. The trial size of the Phase 3 is similar to those of two randomized, controlled, Phase 3 trials investigating rituximab in PV. Primary endpoint effect sizes are calculated by extrapolation of our Phase 2 data and recent historical data for rituximab as compared to placebo on a background of tapering prednisone. The clinical trial has been designed with an estimated statistical power of greater than 90%.

Canine Study of Rilzabrutinib Monotherapy in Pemphigus Foliaceus

Because pemphigus naturally occurs in both humans and dogs, primarily affecting the skin and paws of the dog, we were able to conduct a clinical trial of rilzabrutinib in dogs with PF. This canine clinical trial demonstrated the effects of rilzabrutinib as a monotherapy without the need for the usual care of CS, and the PDAI results shown in the graph below were similar to the results of our Phase 2 human clinical trial in pemphigus. The images of Dog #1 show progression over the course of the trial.

Clinical Improvement in Canine Pemphigus with PRN1008 Monotherapy

Rilzabrutinib for the Treatment of ITP

We also are developing rilzabrutinib for the treatment of ITP. We believe there is a strong mechanistic rationale for BTK inhibition to be disease modifying in ITP. Furthermore, rilzabrutinib has demonstrated that it did not impact platelet aggregation in blood samples from either normal healthy volunteers or ITP patients, thereby potentially avoiding the bleeding and bruising risk typically associated with other BTK inhibitors. In December 2019, we presented interim data from our Phase 1/2 trial of rilzabrutinib in patients with ITP at the 61st ASH Annual Meeting. Of the 31 enrolled patients, 39% (80% confidence interval (CI), 28%-50%) achieved the trial’s primary endpoint of two or more consecutive platelet counts of ≥ 50,000/µL, separated by at least five days, and increased by ≥20,000/µL from baseline, without requiring rescue medication. In addition, 45% (80% CI 34, 57) of enrolled patients achieved any two platelet counts ≥50,000/µL. Most patients who achieved the primary endpoint had a platelet count >30,000/µL by the first week of treatment. Preliminary data on 13 patients treated at higher doses (300mg and 400mg twice daily) and who had completed at least 12 weeks of therapy, demonstrated a response rate of 54% (80% CI 37, 70) and 62% (80% CI 44, 77) for both endpoints respectively. Rilzabrutinib has been well-tolerated at all doses studied, whether given as a monotherapy or with allowed concomitant ITP therapy (thrombopoietin receptor agonists and/or steroids), with no reported treatment related bleeding or thrombotic events. Related treatment emergent adverse events (TEAEs) were reported in 35% of patients and were all grade 1 or 2.

Disease Background

ITP is a rare and often chronic autoimmune disease where blood levels of platelets, a key component in normal blood clotting, drop to very low levels. Similar to pemphigus, ITP is an autoimmune disease driven by pathogenic autoantibodies. In the case of ITP, these pathogenic autoantibodies are targeting platelet glycoproteins. Autoantibody binding results in Fcg receptor-mediated destruction of platelets primarily by macrophages. Increased levels of circulating B cells excreting platelet glycoprotein antibodies have been reported in ITP patients. While ITP patients can be asymptomatic, they often have episodic nose and gum bleeding, frequent bruising and significant fatigue. Primary ITP, also known as idiopathic, occurs when ITP develops for no known reason. Secondary ITP is associated with other illnesses such as an infection or autoimmune disease, such as systemic lupus erythematosus, or occurs after transfusion or taking certain drugs, for example, certain drugs used to treat cancer. Patients also endure a poor quality of life due to the need to limit activities and monitor blood parameters to decrease the risk of serious bleeding. In 2018, according to a survey of 1,300 ITP patients published at the European Hematology Association, 36% of patients said having ITP had a high impact on their emotional well-being, severe fatigue being the most difficult impact for these patients to manage from an emotional perspective. The most severe medical issue in these patients was intracranial bleeds, which can be fatal. In cases of severe ITP, the five-year mortality rate due to intracranial bleeding in patients over 60 years of age is 47.8%, according to a retrospective study on bleeding risk with ITP published in the Archives of Internal Medicine.

While most pediatric cases go into spontaneous remission within six to 12 months, the majority of adult cases progress to chronic ITP, according to an international working group for ITP published by Blood. Worldwide, the incidence has been estimated to be between 10 and 20 cases per hundred thousand of population. There are approximately 330,000 people living with primary and secondary ITP in the United States and Europe, including approximately 70,000 people with chronic primary ITP in the United States and almost 90,000 in Europe. In addition, there are over 30,000 people living with chronic secondary ITP in the United States and 36,000 people living in Europe. Approximately 90% of chronic ITP patients continue to need additional therapy. Patients must be treated if their platelet levels drop to below 30,000 per mm3 to avoid potentially fatal intracranial bleeds; however most physicians treat patients if their platelet levels drop to between 50,000 to 60,000 per mm3. The optimal treatment for the vast majority of patients with chronic ITP is determined by their platelet level responses.

Limitations of Current Therapies

Current ITP therapy is divided into two distinct groups: first-line treatment to treat acute episodes of the disease, which typically last less than six months, and second-line therapy for chronic treatment and control of the disease. There is no current chronic treatment option that provides a safe and effective therapy that can be used to manage episodes, control the disease and prevent flares.

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

Second-Line Treatments and Beyond: There are several treatments used in chronic ITP. Nearly all patients receive treatment based on their platelet counts and symptoms, according to American Society of Hematology guidelines. Most patients receive either a thrombopoietin receptor agonist, or TPO-RA, or rituximab as second-line, and then are treated upon relapse with whichever of those two drugs was not used initially. Splenectomy, the surgical removal of the spleen, was once considered to be the standard of care for second-line treatment of ITP. However, due to the surgical risks and the lifetime heightened risk of serious bacterial infections it has been replaced by TPO-RA, a class of drugs that are aimed at increasing platelet production but have no ability to stop platelet destruction. Currently, there are three approved TPO-RA, romiplostim, a weekly subcutaneous injection, eltrombopag, a daily oral tablet, and avatrombopag, a daily oral tablet. Rituximab is often used off-label as a second-line treatment for ITP in adults due to its strong short-term response rates. However, poor long-term efficacy and unknown safety are considered to be drawbacks. The FDA approved fostamatinib disodium hexahydrate, an oral inhibitor of spleen tyrosine kinase, or Syk. At time of FDA approval, in its clinical program, fostamatinib had demonstrated efficacy in about 18% of patients and had been associated with diarrhea, hypertension, liver toxicity, neutropenia and fetal toxicity.

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

Our Solution

We are developing rilzabrutinib as an oral drug for the treatment of primary and secondary ITP. We believe that rilzabrutinib is highly suited to address the most common underlying cause of ITP—pathogenic autoantibodies—through prevention of Fcg—mediated destruction of platelets by splenic and circulating macrophages, neutralization of pathogenic autoantibodies and the blocking of the production of new autoantibodies, without depleting B cells. These mechanisms have been shown to stop the platelet destruction that otherwise results in low platelet counts in ITP patients. Thus, we believe rilzabrutinib has the potential to be an effective oral drug that reduces the untoward effects often seen with more invasive or broader immune suppression. In contrast to other BTK inhibitors, rilzabrutinib has demonstrated that it did not impact platelet aggregation in blood samples from either normal healthy volunteers or ITP patients.

Ongoing Phase 1/2 Clinical Trial of Rilzabrutinib in ITP

We are conducting an open-label adaptive Phase 1/2 trial in up to 60 patients with relapsed primary or secondary ITP who have no other approved or available treatment options and two or more recorded platelet counts of<30,000/µL within 15 days prior to treatment. Patients are dosed orally with active therapy for 24 weeks, after which there will be a four week follow-up period to determine safety, PK, PD and durability. Intra-patient dose-escalation is permitted every 28 days depending on clinical response, with four dosing levels studied. Initially, dosing levels include 200 mg daily, 400 mg daily, 300 mg twice daily and 400 mg twice daily, currently all patients are being dosed at 400 mg twice daily. This Phase 1/2 trial is being conducted at multiple sites in the United States and Europe. This trial will inform the Phase 3 trial design and a potential path to approval. We are using the data collected from the ongoing Phase 1/2 trial to prepare for our potential pivotal program.

We presented interim data, on 31 patients, at the 61st ASH annual meeting in December 2019. The patient demographics of this Phase 1/2 trial include a heavily pretreated population. The mean age was 50 years old (range 21-74) with an average disease duration of 7.8 years (0.5-42.4), a median number of prior therapies of six (1-41) and median baseline platelet count of 13,000/µL (3,000/µL - 28,000/µL). Similar numbers of men and women were studied (58% female). There were mostly primary ITP patients (n=29). Among the population studied patients had been previously treated, and had an inadequate response: eight (26%) had splenectomies, 26 (84%) were on CS, 17 (55%) were on TPO-RA, 11 (35%) were on IVIG/Anti-D, and ten (32%) were on rituximab. There were also 21 patients (68%) on ≥ one concomitant ITP medications.

Irrespective of dose and duration of treatment, of the 31 patients, 39% (80% CI 28, 50), achieved the trial’s primary endpoint of ≥2 consecutive platelet counts of ≥50,000/µL, separated by at least five days, and increased by ≥20,000/µL from baseline, without requiring rescue medication. In addition, 45% (80% CI 34, 57) of enrolled patients achieved any two platelet counts ≥50,000/µL. Most patients who achieved the primary endpoint had a platelet count >30,000/µL by the first week of treatment. Preliminary data on 13 patients treated at higher doses (300mg and 400mg twice daily) and who had completed at least 12 weeks of therapy, demonstrated a response rate of 54% (80% CI 37, 70) and 62% (80% CI 44, 77) for both endpoints respectively. In the image below you can see the individual response rates at both once a day (QD) and twice a day (BID) dosing.

As presented at the December 2019 ASH annual meeting, rilzabrutinib has been well-tolerated at all doses studied, whether given as a monotherapy or with allowed concomitant ITP therapy (thrombopoietin and/or steroids), with no reported treatment related bleeding or thrombotic events. Related treatment emergent adverse events (TEAEs) were reported in 35% of patients and were all grade 1 or 2. The most frequent TEAEs deemed by the investigator to be related to rilzabrutinib therapy were nausea (26%), diarrhea (23%), abdominal distension (10%) and fatigue (10%) — all mild or moderate in severity.

Preclinical Data

We presented preclinical data in 2017 which indicated that the addition of therapeutically relevant concentrations of rilzabrutinib did not interfere with normal platelet aggregation responses in blood samples from both healthy volunteers and ITP patients. These results contrast with ibrutinib, the leading marketed BTK inhibitor, which demonstrated in the same preclinical study a significant reduction in platelet aggregation responses in blood samples from healthy volunteers.

Rilzabrutinib for the Treatment of IgG4-Related Disease

Disease Background

IgG4-RD is an immune-mediated disease of chronic inflammation and fibrosis that, if left untreated, can lead to severe morbidity including organ dysfunction and organ failure, which can be fatal. IgG4-RD typically manifests with multiple organ involvement including but not limited to exocrine glands, GI tract organs (liver, pancreas), and kidneys. The American College of Rheumatology (ACR) and the European League Against Rheumatism (EULAR) published new IgG4-RD diagnosis and treatment guidelines in the January 2020 issue of Arthritis and Rheumatology. While awareness and recognition of IgG4-RD is growing,  the exact prevalence remains unknown, with estimates ranging from 40,000 to 180,000 in the United States alone.

Limitations of Current Therapies

Treatment is typically glucocorticoids (GCs), however, patients often relapse after GCs are tapered and thus require chronic GC dosing, which can lead to severe and debilitating side effects. Rituximab has been shown to have an effective clinical response; however, patients frequently relapse after treatment as well. Recent advances in the field have led to recognition of this disease and the many unmet needs for the patients diagnosed with it.

Our Solution

We believe rilzabrutinib can potentially lead to positive outcomes in IgG4-RD by impacting many of the driving features of the disease, including inflammation, allergic components (IgE and eosinophils), monocytes, macrophages (involved in fibrosis), and B cells implicated in initiation and maintenance of disease. We anticipate initiating a Phase 2 clinical trial in the first half of 2020.

PRN473 Topical for the Treatment of Immune-mediated Diseases

PRN473 Topical, an additional wholly owned drug candidate, is a reversible covalent BTK inhibitor in a topical formulation. Given the abundance of immune cells in skin and their role in immune-mediated diseases, PRN473 Topical is being developed for immune-mediated diseases that could benefit from localized application to the skin.

Design of the Phase 1 Clinical Trial of PRN473 Topical in Healthy Volunteers

We have initiated a Phase 1, randomized, double-blind, placebo-controlled, ascending single dose trial with a repeat dose arm to evaluate the safety, tolerability and pharmacokinetics of PRN473 Topical in healthy adult participants. The trial is being conducted in Australia and is anticipated to be completed in 2020.

PRN2246/SAR442168 for the Treatment of Multiple Sclerosis

We designed PRN2246/SAR442168, another BTK inhibitor in clinical development, as a potential therapy for diseases characterized by neuro-inflammation. PRN2246/SAR442168 is an oral, irreversible covalent BTK inhibitor that was designed to access the brain and spinal cord by crossing the blood-brain barrier and, subsequently, to impact local immune cells within the CNS, including B cells. We have entered into a collaboration agreement with Sanofi for development of PRN2246/SAR442168, have completed our Phase 1 clinical trial of PRN2246/SAR442168, and have confirmed human CNS exposure in a dedicated arm of that trial. Sanofi has taken on all further development activities. In February 2020, Sanofi announced data for the Phase 2b clinical trial in relapsing MS. Specifically, Sanofi announced that PRN2246/SAR442168 met its primary endpoint, significantly reduced disease activity associated with MS as measured by MRI and was well tolerated in the Phase 2b trial with no new safety findings. Sanofi also announced that it anticipates initiating four Phase 3 clinical trials in relapsing-remitting (RMS), primary progressive (PPMS) and secondary progressive (SPMS) forms of MS in the middle of 2020.

Collaboration with Sanofi

In November 2017, we entered into a strategic collaboration with Sanofi, or the Sanofi Agreement, for an exclusive license to PRN2246/SAR442168 and backup molecules in MS and potentially other CNS diseases. Under the Sanofi Agreement, we were responsible for completing Phase 1, and Sanofi is responsible for all further clinical development activities. We have completed the Phase 1 trials and Sanofi is taking on all further development activities.  We and Sanofi each have been responsible for certain early development costs, and Sanofi is responsible for all further development and commercialization costs, subject to our Phase 3 option described below. Sanofi announced that it anticipates initiating four Phase 3 clinical trials in relapsing and progressive forms of MS in the middle of 2020.

In December 2017, we received a $40.0 million upfront payment and are eligible to receive development, regulatory and commercial milestones of up to an aggregate of $765.0 million as well as royalties up to the mid-teens. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens. In May 2018, we amended the Sanofi

Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. In 2018, we received a total of $25.0 million in milestones for the achievement of multiple early development milestones.  In 2019, we received a $30.0 million milestone payment from Sanofi for the initiation of the Phase 2b clinical trial of PRN2246/SAR442168 in relapsing MS.

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

Approximately 400,000 patients suffer from MS in the United States and globally there are approximately 2.3 million diagnosed patients, approximately 50% of whom are treated with drug therapy. The size of the MS market is expected to be approximately $24.0 billion in 2025. While there are many approved therapies for relapsing forms of MS, there are limited options for patients with progressive forms of MS.

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

Our Solution

The role of B cells in the pathogenesis of MS has been clinically validated through the successful clinical use of ocrelizumab, which selectively depletes peripheral CD20-expressing B cells. B cells increase in number in the brain during neuro-inflammation, and they are thought to play a central role in MS pathology through multiple mechanisms including antigen presentation, cytokine secretion and antibody production. The second validation of the mechanism comes from a Merck KGaA Phase 2 trial studying the BTK inhibitor, evobrutinib, in relapsing MS patients that met its primary endpoint of clinically meaningful reductions of gadolinium-containing contrast agents when compared to placebo. Gadolinium normally cannot pass from the bloodstream into the brain or spinal cord due to the blood-brain barrier, but during active inflammation within the brain or spinal cord, as during an MS relapse, the blood-brain barrier is disrupted, allowing gadolinium to pass through and mark areas of active inflammation. In data presented at American Committee for Treatment and Research in Multiple Sclerosis, ACTRIMS, 2019, Dallas TX, evobrutinib 75 mg QD and BID significantly reduced the number of T1 Gd+ lesions vs placebo in patients with active RMS (relapsing MS) over 24 weeks of treatment. A trend towards a reduction in ARR (annual relapse rate) was seen with evobrutinib 75mg QD and BID. A dose response relationship was observed for both measures. These results would seem to represent clinical proof of concept for a BTK inhibitor in the treatment of MS.

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

B cells are key drivers in MS, regulating autoimmunity and neuro-inflammatory responses. The action of BTK inhibition on both sides of the blood-brain barrier potentially offers broad activity, compared to other agents in the treatment of MS, to target systemic autoimmunity and local CNS inflammation. This profile of a targeted CNS penetrant immunosuppressive or immunomodulator, as shown in the table below, may have broad applicability in MS and across other neuro-inflammatory diseases.

Phase 2b Clinical Trial of PRN2246/SAR442168 in MS

Sanofi conducted a Phase 2b trial, which was a randomized, double-blind, placebo-controlled, cross-over, 12-week dose-ranging trial evaluating PRN2246/SAR442168 in patients with recurring MS. In one group, patients (n=60) received one of four doses of PRN2246/SAR442168 for the first 12 weeks, then crossed over to placebo for four weeks. The other group of patients (n=60) received four weeks of placebo before crossing over to one of four doses of PRN2246/SAR442168, providing data that can be utilized in estimating a dose-response curve and minimizing exposure to placebo. In February 2020, Sanofi announced that PRN2246/SAR442168, met the primary endpoint in the Phase 2b clinical trial. Sanofi also announced that it anticipates initiating four Phase 3 clinical trials in relapsing and progressive forms of MS in the middle of 2020.

As announced by Sanofi, PRN2246/SAR442168, an oral, brain-penetrant, selective small molecule, significantly reduced disease activity associated with MS as measured by MRI, and was well tolerated in the Phase 2b trial with no new safety findings. Sanofi further announced that in the trial, PRN2246/SAR442168 demonstrated a dose-response relationship in the reduction of new active gadolinium (Gd)-enhancing T1-hyperintense brain lesions after 12 weeks of treatment. Sanofi will use the data from the Phase 2b trial to inform selection of the Phase 3 dose. Sanofi also announced that, as of the date of its announcement, 95% of eligible patients in the Phase 2b study enrolled in the long-term safety follow-up study.

Sanofi expects to present results from its Phase 2b trial, including advanced imaging endpoints, at an upcoming medical conference.

According to Sanofi, its four Phase 3 trials will investigate the effects of PRN2246/SAR442168 on MS relapse rates, disability progression, and underlying central nervous system damage. The Phase 3 trials are planned across the MS spectrum including: Relapsing-Remitting (RMS) vs. Aubagio®; Primary Progressive (PPMS) vs. placebo, and Secondary Progressive (SPMS) vs. placebo.  Sanofi estimated its target submission dates for the studies as the first half of 2024 for RMS and the first half of 2025 for both PPMS and SPMS.

Phase 1 Clinical Trial of PRN2246/SAR442168

Principia conducted a Phase 1 trial, which was a first-in-human randomized, double-blind, placebo-controlled trial to evaluate the safety and tolerability of five single ascending dose, or SAD, cohorts (5 to 120 mg), and five multiple ascending dose, or MAD, cohorts (7.5 to 90 mg once daily) of PRN2246/SAR442168 in healthy subjects. Secondary objectives included assessment of pharmacokinetics (PK) and a pharmacodynamic (PD) assessment of peripheral BTK occupancy. The study enrolled 94 subjects, 74 of whom received study drug while the remaining 20 subjects received placebo.  The MAD cohorts consisted of ten days of treatment. In an additional cohort, cerebral spinal fluid (CSF) exposure was measured through lumbar puncture after a single 120 mg dose. The data was presented at the 2019 ACTRIMS annual meeting.

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

In June 2017, we entered into a collaboration agreement with AbbVie to develop therapies to bring the power of oral proteasome inhibition safely into the field of immunology for the treatment of inflammation and autoimmune disorders. Under this collaboration agreement, we received a $15.0 million upfront payment in June 2017.  In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program following an assessment by AbbVie that there was no longer a strategic fit of our highly selective oral immunoproteasome inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus.  We and AbbVie agreed to conclude the collaboration effective March 2019. There are no further financial obligations between AbbVie and us.

PRN1371 FGFR Inhibitor Program

We believe that complete inhibition of an oncogenic target is necessary for the treatment of cancer, and that next-generation, irreversible covalent drugs have typically out-performed the traditional, reversible predecessors. Furthermore, we used our Tailored Covalency approach to design PRN1371, an oral irreversible inhibitor, to be highly selective for fibroblast growth factor receptors, or FGFR, 1-4 in order to avoid the toxicities that have plagued many of the previous FGFR inhibitors and potentially limited their utility. In January 2020, we announced we suspended the PRN1371 clinical program to focus our portfolio on immune-mediated diseases.

Our Solution

The dose-escalation portion of our Phase 1 trial in an “all-comer” metastatic oncology patient population has identified a well-tolerated 35 mg daily dose with favorable pharmacodynamic data to advance into future clinical trials in solid tumors, with an initial focus on metastatic bladder cancer. The irreversible covalent binding allows for a highly potent effect on the target protein, and we believe that the selectivity profile of PRN1371 has led to the enhanced tolerability observed to date. Several of the stable disease patients remained on treatment for over 12 months, suggesting both sustained benefit for these highly pre-treated patients, as well as tolerability of the drug. We initiated the expansion cohort of our Phase 1 clinical trial in patients with metastatic urothelial carcinoma (mUC) having FGFR alterations. Nine bladder cancer patients with FGFR alterations had enrolled in the expansion cohort: of those, two patients had a partial response and three patients had stable disease. While we have announced suspension of efforts on PRN1371, the drug demonstrated activity and was well tolerated.

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

As presented at the AACR Bladder Cancer: Transforming the Field meeting in May 2019, administration of PRN1371 daily doses up to 35 mg was well-tolerated, with the higher dose level of 25 mg twice daily having noticeably more adverse events. Six of the 26 serious adverse events, or SAEs, occurring in five patients were deemed by the investigator to be related to PRN1371. Five were seen with twice-daily dosing and included nausea (n=two), vomiting, creatinine increase, and depressed level of consciousness, and one was seen with a daily dose of 35 mg with subcapsular cataract. No study discontinuations were attributed to adverse events in the dose escalation study.

With a well-tolerated and pharmacologically active dose identified, we initiated the expansion cohort of our Phase 1 clinical trial in patients with metastatic urothelial carcinoma (mUC) having FGFR alterations. In January 2020, we announced that we have decided to suspend the PRN1371 program to focus the portfolio on immune-mediated diseases. While we have announced suspension of efforts on PRN1371, as of February 2020, nine metastatic bladder cancer patients had enrolled in the expansion portion of the study and two partial responses have been noted in this cohort.

Cumulatively, as of a safety data lock of July 2019, 41 patients had received PRN1371, 36 in the dose escalation cohort and five bladder cancer patients in the expansion cohort. Two patients from the dose escalation cohort continued on treatment subsequent to the completion of this portion of the study. Overall, a total of 30 SAEs have occurred in the course of the study. One patient in the expansion cohort exited the study early due to two SAEs of small bowel obstruction which were assessed as not related to study drug. The most common treatment emergent adverse events (>10%) observed in the study are shown in the table below.

Number of Patients With Treatment Emergent Adverse Events Up to July 2019 by Severity

	Grade 1		Grade 2		Grade 3		All Grades
	n	Percentage (n=41)	n	Percentage (n=41)	n	Percentage (n=41)	N	Percentage (n=41)
Constipation	12	29.3	3	7.3	1	2.4	16	39.0
Nausea	10	24.4	2	4.9	2	4.9	14	34.1
Dry mouth	9	22.0	1	2.4	—	—	10	24.4
Diarrhoea	5	12.2	2	4.9	—	—	7	17.1
Gastroesophageal reflux disease	5	12.2	1	2.4	1	2.4	7	17.1
Vomiting	3	7.3	3	7.3	1	2.4	7	17.1
Hyperphosphataemia	7	17.1	15	36.6	3	7.3	25	61.0
Decreased appetite	5	12.2	1	2.4	1	2.4	7	17.1
Hyperglycaemia	—	—	5	12.2	—	—	5	12.2
Fatigue	6	14.6	5	12.2	—	—	11	26.8
Blood creatinine increased	3	7.3	2	4.9	—	—	5	12.2
Dysgeusia	5	12.2	—	—	—	—	5	12.2
Back pain	2	4.9	—	—	3	7.3	5	12.2
Alopecia	4	9.8	1	2.4	—	—	5	12.2
Anaemia	3	7.3	2	49	2	4.9	7	17.1

Our Intellectual Property

Intellectual Property

Intellectual property is critical to our business and we use it to protect our drug candidates, platform technologies, novel biological discoveries such as new uses for targets we are pursuing, and to maintain our competitive edge. We choose intellectual property protection that would provide the most robust protection for the asset that is being protected. For example, since patents provide the strongest form of intellectual protection for marketed drugs, we file for patent protection for our clinical candidates. During the discovery phase of our drug candidates, we pursue patent protection for composition of matter, including drug product, method of use, process of manufacture, and key intermediates. During the development phase of our drug candidates we continue to file patent applications as new inventions are made such as polymorphic forms, formulations, commercial processes, and new uses to increase our commercial success. Since patent protection is a territorial right, we file for patent protection for our drug candidates in at least major pharmaceutical markets such as the United States, Canada, Japan, European Union, Eurasia, China, South Korea, Australia and Mexico. As of February 2020, we have over 25 issued U.S. patents and over 30 patents issued outside of the United States.

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

Rilzabrutinib

Rilzabrutinib is a reversible covalent inhibitor of BTK and is based on our proprietary Tailored Covalency platform. The patent portfolio for rilzabrutinib includes issued patents and patent applications wholly owned by us and a patent/patent application as part of the UC Agreements. The wholly owned patent portfolio includes issued patents and patent applications covering composition of matter, methods of making, method of use, intermediates, and pharmaceutical compositions for site specific delivery. The issued composition of matter patents covering rilzabrutinib in United States and abroad will expire in 2033 without any potential patent term extensions. Additional patents and patents issuing from pending patent applications expire between 2032 and 2037 without any potential patent term extensions.

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

PRN473 Topical

PRN473 Topical is a topical covalent BTK inhibitor. The patent portfolio for PRN473 Topical includes issued patents and patent applications wholly owned by us and covers composition of matter, methods of making, method of use, intermediates, and pharmaceutical compositions. The issued composition of matter patent covering PRN473 Topical in the United States and abroad will expire in 2033 without any potential patent term extensions.

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

In December 2017, we received a $40.0 million upfront payment. Under the Sanofi Agreement, we may receive development, regulatory and commercial milestones up to an aggregate of $765.0 million, as well as tiered royalties up to the mid-teens. After our receipt of the Phase 2 data, the briefing package for Sanofi’s end of Phase 2 meeting with the FDA, and the Phase 3 plan and budget we will decide whether to exercise our option to fund a portion of the development costs of Phase 3 trials. In return for our portion of the development costs, we may elect either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in tiered royalties up to the high-teens. Only the additional royalty option would be available if we develop rilzabrutinib for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or in the event of a certain change of control involving us and certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. In 2018, we received a total of $25.0 million for the achievement of multiple early development milestones. In 2019, we received a $30.0 million milestone payment from Sanofi for the initiation of the Phase 2b clinical trial of PRN2246/SAR442168.

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

We are aware of several other drug candidates in earlier stages of development as potential treatments for the indications that we intend to target. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize drugs that are safer, more effective, more convenient, less expensive or with a more favorable label than rilzabrutinib, PRN2246/SAR442168, PRN473 Topical or any other drug candidate that we may develop. Our competitors also may obtain FDA or other regulatory approvals for their drug candidates more rapidly than we may obtain approval for our drug candidates, which could result in our competitors establishing a strong market position before we are able to enter the market. Many of the companies against which we are competing, or against which we may compete in the future, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

BTK Inhibitors

There are a number of BTK inhibitors in development. These competitive BTK inhibitors span across multiple indications that may or may not be targeted with our BTK inhibitor franchise. We are aware of many different companies including pharmaceutical and biopharmaceutical companies that are developing BTK inhibitors for immune-mediated diseases, including AbbVie, AstraZeneca, Biogen, Bristol-Myers Squibb, Genentech, Gilead, Innocare, Merck KGaA, Novartis, and Taiho. Certain of these are at a similar stage of development as rilzabrutinib. We are aware of one other company, Merck KGaA, developing a BTK inhibitor for MS. Currently, we are not aware of other topical BTK inhibitors in the clinic.

Pemphigus

Only one drug, rituximab, has been approved for the treatment of PV in the United States. In Europe, CS and azathioprine are the only approved therapies for the treatment of pemphigus. Other treatments commonly used for pemphigus include various other immunosuppressants and IVIg. We are also aware of FcRn-targeted molecules being developed for the treatment of pemphigus.

ITP

Steroids and IVIg are commonly used as first-line treatment for the treatment of ITP. Splenectomy, thrombopoietin receptor agonists such as romiplostim and eltrombopag, the off-label use of anti-CD20 rituximab, as well as the recently approved Syk inhibitor, fostamatinib, are used as second-line or third-line treatment for the disease. FcRn-targeted molecules are currently in development for ITP.

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

Commercialization Plans

Our aim is to become a fully integrated biopharmaceutical company. Doing so will enable us to pursue our mission to significantly improve the lives of patients suffering from immune-mediated diseases. Our initial focus for our wholly owned drug candidates is to develop them in smaller immune-mediated disease indications allowing us to efficiently commercialize our drug candidates in the United States on our own and potentially worldwide in the longer term. We have initiated the process for preparing for commercial launch of rilzabrutinib in pemphigus. We, however, may establish collaborations with pharmaceutical companies to leverage their capabilities to maximize the potential of our drug candidates. For our program addressing larger patient populations, we have entered into a collaboration with Sanofi and they are responsible for commercialization of PRN2246/SAR442168. We believe this approach will allow us to successfully commercialize our wholly owned candidates while relying on our partner for more resource intensive programs.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our drug candidates for preclinical testing and clinical development, as well as for manufacture of any drugs that we may commercialize. To date, we have obtained active pharmaceutical ingredients, or API, for rilzabrutinib, PRN2246/SAR442168, PRN473 Topical and PRN1371 for our preclinical testing and clinical development from different third-party API and drug product manufacturers in multiple global regions. We obtain our preclinical and clinical supplies from these manufacturers on a purchase order basis and currently do not have long-term supply arrangements in place. We are in the process of implementing a redundant and globally diverse supply chain for rilzabrutinib utilizing third party manufacturers in China, Europe and North America. For all of our drug candidates, we intend to identify and qualify redundant manufacturers, with long-term agreements in place, prior to submission of a new drug application, or NDA, to the FDA and/or a marketing authorization application to the European Medicines Agency. Rilzabrutinib, PRN2246/SAR442168 and PRN473 Topical are compounds of low molecular weight, generally called small molecules. They can be manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale-up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that drug candidates do not undergo unacceptable deterioration over their shelf life.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes all of the specific deficiencies in the NDA identified by the FDA. The CRL may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interpret the same data.

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

Payments made to institutions, physicians and other healthcare providers are subject to federal and state regulations, including the Physician Payments Sunshine Act, or the Sunshine Act. The Sunshine Act requires certain manufacturers of drugs, devices, biologicals and medical supplies, with certain exceptions, to report annually to CMS information related to payments and other transfers of value to physicians and other healthcare providers, as prescribed by such law, and teaching hospitals and ownership and investment interests held by physicians and their immediate family members.

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

The failure to comply with any of these laws or regulatory requirements may subject a pharmaceutical manufacturer to possible legal or regulatory action. Depending on the circumstances, failure to comply with these laws can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, integrity oversight and reporting obligations, and the curtailment or restructuring of operations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

The Medicaid Drug Rebate Program, or MDRP, requires pharmaceutical manufacturers to enter into and have in effect a National Drug Rebate Agreement, or NDRA, with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. On March 23, 2018, the Centers for Medicare & Medicaid Services, or CMS, finalized updates to the NDRA, or the Updated

NDRA, for the first time in 27 years, to incorporate a number of legislative and regulatory changes, including changes to align with certain provisions of the ACA. In order to have any approved products covered by Medicaid and, if applicable, Medicare Part B, we will be required to enter into the Updated NDRA.

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

The ACA is one example of such federal legislation and has substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration, to repeal, replace, delay or circumvent certain aspects of the ACA. Although comprehensive repeal legislation has not been passed, legislation affecting the implementation of certain taxes under the ACA, as well as efforts to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” have been passed. Congress may still consider additional legislation to repeal, or repeal and replace, other elements of the ACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition to the changes brought about by the ACA, other legislative changes have been proposed and adopted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contained further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS has already solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019,

CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective on January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees

As of March 3, 2020, we had 103 full-time employees. All of our employees work in our South San Francisco, California, facility.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Available Information

Our website is www.principiabio.com. We use our website as a channel of distribution for company information, and routinely post press releases, presentations and other information on the investor relations page on our website.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations section of our website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other issuers that file electronically with the SEC.

Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this annual report on Form 10-K or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Annual Report on Form 10-K also contains forward-looking statements and estimates that involve risks and uncertainties. These statements, like all statements in this report, speak only as of the date of this Annual Report on Form 10-K (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Limited Operating History and Financial Position

We are a late-stage biopharmaceutical company with a limited operating history. We have never generated any revenue from product sales and may never be profitable.

We are a late-stage biopharmaceutical company focused on developing small molecule drugs for the treatment of unmet medical needs in immune-mediated diseases. We have a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. In addition, biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential drug candidates, establishing licensing and partnering arrangements, undertaking various research and preclinical studies and conducting clinical trials of our drug candidates.

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the twelve months ended December 31, 2019 and 2018, we recorded a net loss of $53.8 million and net income of $18.2 million, respectively. As of December 31, 2019, we had an accumulated deficit of $185.7 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses, and continue to incur net operating losses, for the foreseeable future as we seek to advance our drug candidates. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

To become and remain profitable, we must develop and eventually commercialize a product with significant product revenue. This will require us to be successful in a range of challenging activities, including, but not limited to:

•	initiating and conducting the required preclinical studies and clinical trials of our current and future drug candidates;
•	submitting applications for and obtaining marketing approval for these drug candidates;
•	researching and discovering new drug candidates;
•	establishing a new sales and marketing presence for, or entering into a collaboration with respect to the sales and marketing of, these drug candidates;
•	establishing effective pricing, third-party coverage and reimbursement programs;
•	manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing regulatory requirements;
•	entering into and maintaining successful collaborations with our strategic partners or future partners;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	implementing operational, financial and management systems and appropriate controls; and
•	attracting, hiring and retaining additional administrative, clinical, regulatory and scientific personnel.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of pemphigus, immune thrombocytopenia, or ITP, IgG4-Related Disease, dermatological conditions and any other indications that we may pursue in the future, as well as potentially funding a portion of the costs for Phase 3 clinical trials for treatment of multiple sclerosis, or MS, will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. Our expenses could increase beyond expectations if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform preclinical, clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur increasing costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

As of December 31, 2019, our cash, cash equivalents and marketable securities totaled $367.8 million. Based on our planned operations, we expect our existing cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of research and development activities, conducting preclinical studies, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the scope and cost of development manufacturing and commercial manufacturing activities;
•	the timing and amount of milestone payments, if any, we receive under the Sanofi Agreement;
•	our ability to maintain existing and establish new strategic collaborations, licensing or other arrangements on favorable terms, if at all;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	the costs associated with being a public company; and
•	the costs associated with commercialization activities if any of our drug candidates are approved for sale.

Adequate additional financing may not be available when we need it, on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts, or grant rights to develop and market drug candidates, such as rilzabrutinib, that we would otherwise develop and market ourselves.

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

We currently have three drug candidates in clinical development, and their risk of failure is high. We are unable to predict if these drug candidates or any of our future drug candidates that advance into clinical trials will prove safe or effective in humans or will obtain marketing approval. Our lead drug candidate, rilzabrutinib, has only been tested in a limited number of patients and healthy volunteers.

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

We may encounter delays in enrolling, or be unable to enroll and retain, a sufficient number of subjects to complete any of our clinical trials. In addition, certain of our drug candidates are designed to treat orphan indications for which there exist limited patient populations, and we may have to compete for patients if competing drug candidates are also conducting trials, which could result in delays or failure in achieving enrollment of a sufficient number of patients to conduct our trials. Patient enrollment and retention in clinical trials is a significant factor in the timing of clinical trials and depends on many factors, including the size of the patient population required for analysis of the trial’s primary endpoints, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the drug candidate, the number and nature of competing products or drug candidates and ongoing clinical trials of competing drug candidates for the same indication, the proximity of subjects to clinical trial sites, the eligibility criteria for the clinical trial and our ability to obtain and maintain subject consents.

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

We are currently conducting a Phase 3 trial of rilzabrutinib for pemphigus, a Phase 2 extension trial of rilzabrutinib in pemphigus, a Phase 1/2 trial of rilzabrutinib for ITP, and a Phase 1 trial of PRN473 Topical for immune-mediated diseases. In addition, we anticipate initiating a Phase 2 trial of rilzabrutinib in IgG4-RD. We may need to conduct additional clinical trials before initiating any other future Phase 3 clinical trials. The conduct of Phase 3 clinical trials and the submission of a successful new drug application, or NDA, with the FDA or other regulatory authorities, is a complicated process. As an organization, we have never successfully conducted a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA in the U.S. or other marketing authorization in a foreign jurisdiction before. Consequently, even if our current and planned clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our drug candidates. In addition, we expect to rely on Sanofi to conduct the Phase 3 trial of PRN2246/SAR442168 under the terms of our collaboration agreement. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance.

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

Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and the outcome is uncertain. Despite preclinical and early clinical trial data, any drug candidate can unexpectedly fail at any stage of further preclinical or clinical development. The historical failure rate for drug candidates is high. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our proposed indications. In particular, we have conducted certain preclinical studies of our drug candidates rilzabrutinib, PRN2246/SAR442168 and PRN473 Topical, which are in various stages of clinical trials, and we do not know whether these drug candidates will perform in clinical trials as they have performed in preclinical studies. In addition, if our clinical results are not successful, we may terminate the clinical trials for a drug candidate and abandon any further research or studies of the drug candidate. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA and, ultimately, our ability to commercialize our drug candidates and generate product revenues.

We may announce preliminary, interim or top-line data from our clinical trials that may change as more patient data become available, and as the data is subject to typical audit procedures that could result in material changes in the final data.

From time to time, we may announce preliminary, interim or top-line data from our clinical trials. Preliminary, interim and top-line data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change from the preliminary data as patient enrollment continues, enrolled patients continue to progress through the trial, and more patient data become available. Preliminary, interim and top-line data also remain subject to typical audit procedures that may result in the final audited data being materially different from the preliminary data we previously announced. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or top-

line data and final data could impact the regulatory approval of, and significantly harm the prospects of, any drug candidate that is impacted by the applicable data.

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

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our drug candidates, if approved. Even if we or our collaborators successfully develop and commercialize any of rilzabrutinib, PRN2246/SAR442168 or PRN473 Topical, we may not be successful in developing and commercializing our other drug candidates or other drug candidates we may develop, and our commercial opportunities may be limited. The success of our drug candidates will depend on many factors, including, but not limited to, the following:

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

Regulatory delays are part of drug discovery, with the FDA issuing 540 clinical holds in 2017. We have experienced regulatory delays in the past and may experience such delays in the future. In the event of a delay, we work closely and collaboratively with the regulatory authority to address their concerns. In our case, the original investigational new drug applications, or INDs, for rilzabrutinib in rheumatoid arthritis, or RA, and ITP were placed on clinical hold by the FDA due to concerns with a preclinical study finding. We conducted additional preclinical studies that investigated the relation of the finding to the gut/brain axis and reconfirmed that the finding was not adverse. The clinical holds were lifted, and rilzabrutinib now has open INDs in the United States including PV, ITP, and RA. No other regulatory authority imposed such delays on our rilzabrutinib program.

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

Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our drug candidates. Our drug candidates may not be approved even if they achieve their primary endpoints in current or future Phase 3 clinical trials or registration trials. For example, while the FDA generally requires two adequate and well-controlled Phase 3 trials to support a marketing application, we plan to pursue an application for rilzabrutinib for PV on the basis of a single pivotal Phase 3 trial. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials, or our plans to support our marketing applications with a single pivotal trial, or may have divergent requirements for our trials or approval. In addition, any of these regulatory authorities may change requirements for the approval of a drug candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other regulatory authorities’ approvals. In addition, any of these regulatory authorities may also approve a drug candidate for fewer or more limited dose levels or indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our drug candidates, if approved. Failure to successfully obtain regulatory approval could have a material adverse impact on our business and financial performance.

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

We have received orphan drug designation for rilzabrutinib from the FDA for the treatment of pemphigus vulgaris, or PV, and from the European Commission for the treatment of pemphigus. We have also received orphan drug designation for rilzabrutinib from the FDA for the treatment of ITP. We intend to pursue orphan drug designation for other future drug candidates as applicable.

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

Even if any of our drug candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, high-dose corticosteroids, or CS, can be used to treat pemphigus, and physicians may continue to rely on these treatments rather than adopt rilzabrutinib as a preferred treatment method, in part because CS are relatively inexpensive. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our medicines for sale at competitive prices relative to existing products for the same indication;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage and adequate reimbursement;
•	pricing approvals and complexity of coverage and reimbursement; and
•	the prevalence and severity of any side effects and/or warning label.

If some or all of our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

Even if any of our drug candidates receive marketing approval, they will be subject to the negotiation and approval of package insert language on efficacy and safety and other regulatory approval requirements including significant post-marketing regulatory requirements.

Any regulatory approvals that we may receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements.  For example, the FDA may require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements, such as “black box” warnings on the packaging, to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.  In addition, if the FDA or foreign regulatory authorities approve our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements.  These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with current good manufacturing practices, or cGMPs, and good clinical practices, or GCPs, and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards.  If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with applicable FDA and foreign regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including but not limited to:

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on our products, manufacturers or the manufacturing process;
•	warning or untitled letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production;
•	imposition of restrictions on operations, including costly new manufacturing requirements; and
•	refusal to approve pending INDs or supplements to approved INDs.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our drug candidates and generate revenue.

If any of our drug candidates receive marketing approval, we will be subject to applicable fraud and abuse, transparency, government price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any marketed products, if we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); HIPAA; federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs.  Many of these laws are discussed in detail in “Item 1. Business” above.

We currently have a limited commercial team and no sales force. If we are unable to establish effective commercial capabilities or enter into agreements with third parties to sell or market our drug candidates, we may not be able to effectively sell or market our drug candidates, if approved, or generate product revenue.

We have limited sales, marketing or distribution capabilities or experience, and we currently do not have a sales force for the marketing, sales and distribution of any of our drug candidates that are able to obtain regulatory approval. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for, some of our drug candidates if and when they are approved.

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

As of December 31, 2019, we had 92 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

The development and commercialization of new drug products is highly competitive. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or non-competitive. Our competitors already have drugs that apply to or treat the target indications that we are focused on, even if not oral or topical, and our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. We also compete with alternative treatments, even if such treatments are more invasive or not as effective.

Other products, from AbbVie, AstraZeneca, Beigene and JNJ/Janssen, that are in the same class as some of our drug candidates have already been approved in oncology. With respect to our BTK inhibitor programs in immunology, we are aware of several other companies that are or may be developing competing BTK inhibitor drug candidates, including AbbVie, AstraZeneca, Biogen, Bristol-Myers Squibb, Genentech, Gilead, Innocare, Merck KGaA, Novartis, and Taiho. As more drug candidates within a particular class of drugs proceed through clinical development to regulatory review and approval, the amount and type of clinical data that may be required by regulatory authorities may increase or change. Consequently, the results of our clinical trials for drug candidates in that class will likely need to show a risk/benefit profile that is competitive with or more favorable than those products and drug candidates in order to obtain marketing approval or, if approved, a product label that is favorable for commercialization. If the risk/benefit profile is not competitive with those other products or drug candidates, we may have developed a product that is not commercially viable, that we are not able to sell profitably or that is unable to achieve favorable pricing or reimbursement. In such circumstances, our future product revenue and financial condition would be adversely affected.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

Despite the implementation of security measures, given their size and complexity and the increasing amounts of confidential information that they maintain, our internal information technology systems and those of our third-party CROs and other contractors and consultants are potentially vulnerable to breakdown or other damage or service interruptions, system malfunctions, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity, privacy and availability of information), which may compromise our system infrastructure or lead to unauthorized or inappropriate use or disclosure of our confidential information. In addition, as our trials advance in locations across the world, our employees or other parties we work with may be required to travel or send data across international borders with increasing frequency, which may increase our exposure to cyberattacks and other information security incidents or interruptions. To the extent that any of these incidents were to result in a loss of, or damage to, our data or applications, or inappropriate use or disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. Even the perception that such an incident has occurred could harm our reputation and our business.

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

The 2017 comprehensive tax reform bill and possible future changes in tax laws or regulations could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation.

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

We are subject to taxation in certain U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the Tax Cuts and Jobs Act of 2017, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

We or the third parties upon whom we rely may be adversely impacted by natural disasters, health epidemics, including the recent COVID-19 outbreak, political crises, and other catastrophic events or events outside of our control, which could materially impact our business results.

Our corporate headquarters is located in South San Francisco, California near recent wildfires and major geologic faults that have experienced earthquakes in the past. If a natural disaster, power outage, public health crisis, act of terrorism, malicious computer virus or other events outside of our control impacts our employees, or prevents us from using, or damages all or a significant portion of our property or facilities, including our headquarters, research facilities, clinical trial sites or the property or facilities of our manufacturers, suppliers or third-party service providers, our business and operating results could suffer. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur time delays and substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, and may not have adequate insurance to compensate us for losses we may incur from any such significant events, which could have a material adverse effect on our business. For example, we do not carry earthquake insurance.

As another example, in December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, cases have been confirmed in multiple regions of the world in which we, or third parties upon whom we rely, have planned or ongoing clinical trial sites, manufacturing facilities or other business operations. If the COVID-19 outbreak does not subside, we may experience significant disruptions that could materially impact our business. We may need to limit operations or implement limitations, including work from home policies, and may experience limitations in employee resources. In addition, the COVID-19 outbreak could result in reduced operations of third-party manufacturers upon whom we rely, disrupt our supply chain, or otherwise limit our ability to obtain sufficient materials to manufacture our drug candidates. Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Site initiation, patient enrollment and trial data collection may be delayed or stalled due to prioritization of hospital resources toward the COVID-19 outbreak, patient or staff unwillingness to visit hospitals and participate in our trials, or quarantines that may impede patient or staff movement and study drug availability at trial sites, interrupt healthcare services or otherwise prevent patient compliance with clinical trial protocols. We may experience delays in receiving approval from local or regional IRBs or regulatory authorities to initiate or modify our planned clinical trials. The global outbreak of COVID-19 continues to rapidly evolve, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our third-party drug manufacturing capabilities, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our ongoing, and any future, clinical trials of our drug candidates, or any other drug candidates we may develop. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, clinical investigators, and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, Australian Therapeutic Goods Administration and comparable foreign regulatory authorities for all of our drug candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial results, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit to the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from further developing or commercializing our drug candidates.

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

Furthermore, all entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for our drug candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in clinical trials must be manufactured in accordance with cGMP requirements. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our drug candidates that may not be detectable in final product testing. In mid-February 2019, a third-party manufacturer of the active pharmaceutical ingredient, or API, of our drug product rilzabrutinib informed us that a mechanical failure at its facility may have compromised a batch of our API. We are engaged in ongoing discussions with the manufacturer related to this batch, and we are not dependent on this batch to supply our ongoing clinical trials of rilzabrutinib. However, we may suffer economic losses related to this incident, including but not limited to amounts advanced to this manufacturer related to this API batch, the costs of the necessary starting materials and intermediates that were produced or procured elsewhere prior to being sent to this manufacturer for API production, and costs of replacement starting materials and intermediates. Our previously filed insurance claim for such losses has been denied.

We or our contract manufacturers must supply all necessary documentation in support of an NDA on a timely basis and must adhere to the FDA’s good laboratory practice, or GLP, regulations and cGMP regulations enforced by the FDA through its facilities inspection program. Comparable foreign regulatory authorities may require compliance with similar requirements. The facilities and quality systems of our third-party manufacturers must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our drug candidates. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with cGMP regulations.

In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on a timely basis or on acceptable terms, if at all. In particular, any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technical skills or technology required to manufacture our drug candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our drug candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop drug candidates in a timely manner or within budget.

Our, or a third party’s, failure to execute on our manufacturing requirements, or to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including but not limited to:

•	an inability to initiate or continue clinical trials of our drug candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our drug candidates;
•	loss of the cooperation of an existing or future collaborator;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	economic loss and additional costs resulting from starting materials, intermediates, API or drug product that cannot be used in clinical trials or for other purposes;
•	requirements to cease development or to recall batches of our drug candidates; and
•	in the event of approval to market and commercialize our drug candidates, an inability to meet commercial demands for our product or any other future drug candidates.

We, or our third-party manufacturers, may be unable to successfully scale-up the manufacturing process for our drug candidates to provide sufficient quality and quantity, which would delay or prevent us from conducting clinical trials, developing our drug candidates and commercializing our drugs.

In order to conduct clinical trials of our drug candidates or commercialize our drugs, we will need to manufacture them in large quantities. We, or our third-party manufacturers, may be unable to successfully increase the manufacturing capacity for any of our drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we or our third-party manufacturers are unable to successfully scale up the manufacture of our drug candidates in sufficient quality and quantity, the development, testing and clinical trials of that drug candidate may be delayed or become infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Existing or changes in methods of drug candidate manufacturing or formulation may result in additional costs or delays.

As drug candidates progress through preclinical to clinical-stage trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. For example, although we have data regarding rilzabrutinib’s long-term stability, rilzabrutinib is being developed as an amorphous solid, and in the event the solid crystallizes unexpectedly, the drug candidate or the drug product may not be useable or its effectiveness may be altered requiring an interruption or delay to ongoing clinical development due to a need to demonstrate bioequivalent performance of drug candidate or drug product. Any of these changes could cause our drug candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our drug candidates or jeopardize our ability to commercialize our drug candidates and generate any revenue.

Our employees, clinical trial investigators, CROs, consultants, vendors and any potential commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, clinical trial investigators, CROs, consultants, vendors and potential commercial partners. Misconduct by these parties could include failures to comply with (i) FDA laws and regulations or those of comparable foreign regulatory authorities, including those laws that require the reporting of true, complete and accurate information, (ii) manufacturing standards, (iii) laws and regulations in the United States and abroad relating to data privacy and security, fraud and abuse, government price reporting, transparency reporting requirements, and healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) insider trading laws. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation.

We have adopted a code of conduct applicable to all of our employees, as well as an insider trading policy, disclosure program and other applicable policies and procedures, but it is not always possible to identify and deter employee misconduct. Although we take measures to protect against misconduct, the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant adverse impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, integrity oversight and reporting requirements, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.  In addition, our employees, consultants, vendors and other third parties involved in our business could engage in conduct or activities that could generate negative publicity or social media attention or have other adverse consequences to our business. As a result of the rapid spread of information online, even activities that are unrelated to our business operations could have a negative impact on our reputation by virtue of our association with such individuals or entities, which could further harm our reputation.

Risks Related to our Licensing and Other Strategic Agreements

We may not realize the benefits of any collaborations or strategic alliances that we have entered into or may enter into in the future for the development and commercialization of our drug candidates.

The development, manufacture and potential commercialization of our drug candidates will require substantial additional capital to fund expenses. We have entered into collaboration and license agreements with multiple licensees and in the future may seek and form additional strategic alliances, or create joint ventures or collaborations or enter into acquisitions or additional licensing arrangements with third parties that we believe will help to accelerate or augment our development and commercialization efforts. These transactions can entail numerous operational and financial risks, and we cannot be certain that we will achieve the financial and other benefits that led us to enter into such arrangements. When we collaborate with a third party for development and commercialization of a drug candidate, we relinquish some or all of the control over, as well as a portion of potential financial benefits of, the future success of that drug candidate to such third party.

We are party to a license agreement, or the Sanofi Agreement, that we entered into with Genzyme Corporation, a wholly owned subsidiary of Sanofi, for an exclusive license to PRN2246/SAR442168 and backup molecules for development in relapsing and progressive MS and other diseases of the central nervous system, or CNS. This agreement provides us with a strategic development and commercialization partner for our drug candidate PRN2246/SAR442168. Under the Sanofi Agreement, we are entitled to receive development, regulatory and commercial milestones that could total up to an aggregate of $765.0 million, as well as tiered royalties up to the mid-teens. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens. Only the additional royalty option would be available if we develop rilzabrutinib for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or if we experience a change of control involving certain Sanofi competitors. In addition, if we exercise our option to fund a portion of Phase 3 development costs in exchange for a profit and loss sharing arrangement or additional worldwide royalty, we may in the future need to raise capital to support the resulting multiyear financial commitment.  If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be adversely impacted and we would not receive the full potential financial benefit of the Sanofi Agreement. In addition, if Sanofi is delayed in its development efforts or fails to adequately commercialize PRN2246/SAR442168 following regulatory approval, or fails to pursue PRN2246/SAR442168 in all key markets, our receipt of such payments could be delayed or adversely impacted. If Sanofi elects to terminate the agreement or cease its development of PRN2246/SAR442168, we would not receive the full potential financial benefit of our agreement and may be required to seek another commercial partner for PRN2246/SAR442168.

We may, in the future, decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our other drug candidates in the United States or other countries or territories of the world. We will face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our drug candidates for many reasons, including because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our drug candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a drug candidate, we can expect to relinquish some or all of the control over the future success of that drug candidate to such third party. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the following:

•	the design or results of clinical trials;
•	the likelihood of approval by the FDA or comparable foreign regulatory authorities;
•	the potential market for the drug candidate;
•	the costs and complexities of manufacturing and delivering such drug candidate to patients;
•	the potential of competing products;

•

the strength and breadth of our IP portfolio and the existence of uncertainty with respect to our ownership of technology or other rights, which can exist if there is a challenge to such ownership without regard to the merits of the challenge; and

•	industry and market conditions generally.

The collaborator may also consider alternative drug candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our drug candidate, or may decide alone or together with us to terminate a collaboration. For example, in March 2019, we announced a mutual agreement with AbbVie to end our collaboration and for us to reacquire rights to the program. We may also be restricted under any license agreements from entering into agreements on certain terms or at all with potential collaborators. For example, we are restricted under our existing collaboration agreement from additional licenses in specified fields. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators and changes to the strategies of the combined company. As a result, we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, or a collaboration is terminated, we may have to curtail the development of such drug candidate, reduce or delay one or more of our other development programs, delay the potential commercialization or reduce the scope of any planned sales or marketing activities for such drug candidate, or increase our expenditures and undertake development, manufacturing or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacturing or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate product revenue. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our drug candidates or bring them to market and generate product sales revenue, which would harm our business prospects, financial condition and results of operations.

We may wish to acquire rights to future assets through acquisitions, in-licensing or other collaborations in the future, but may not realize the benefits of any such arrangements.

We may in the future seek and form strategic alliances, create joint ventures or collaborations or enter into acquisitions or additional licensing arrangements with third parties for products or technologies that we believe will complement or augment our development and commercialization efforts.

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

We are a party to an intellectual property license agreement with The Regents of the University of California, or Regents, under which Regents has granted to us an exclusive license, with the right to grant sublicenses under Regents’ patent rights relating to our Tailored Covalency platform, to make, use, sell, offer for sale, and import products and services and practice methods covered by such patent rights in the United States and in other countries where Regents may lawfully grant such a license and in all fields of use, and we may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our current and future licensors may have the right to reduce the scope of our rights or terminate these agreements, in which event we may not be able to develop and market any product that is covered by these agreements and would adversely impact our existing collaboration agreements under which we have sublicensed such rights. Termination of this license for failure to comply with such obligations or for other reasons, or reduction or elimination of our licensed rights under it or any other license, may result in our having to negotiate new or reinstated licenses on less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business and financial condition.

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

Because we rely on third parties to research and develop and to manufacture our drug candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s independent discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with will likely expect to be granted rights to publish data arising out of such collaboration and any joint research and development programs may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

To the extent that consultants, contractors, collaborators or employees apply technological information independently developed by them or by others to our drug candidates, disputes may arise as to the proprietary rights in such information, which may not be resolved in our favor. With our consultants, contractors, outside scientific collaborators, and employees who work with our confidential and proprietary technologies, we enter into agreements that typically include invention assignment obligations. However, these consultants, contractors, collaborators, and employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our products.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents upon which our drug candidates may infringe. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our drug candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, we are aware of an issued U.S. patent owned by Pharmacyclics, Inc., which was acquired by AbbVie, with certain claims directed to an inhibited tyrosine kinase comprising an irreversible BTK inhibitor having a covalent bond to a cysteine residue of a BTK. We are also aware of other issued U.S. patents owned by Pharmacyclics with certain claims directed to compounds having a certain structure which includes a Michael acceptor moiety or formulations thereof. We are also aware that counterparts to those U.S. patents have issued and/or are pending in Australia, Canada, China, Europe, Japan, the United States and elsewhere. Pharmacyclics or a third party may assert that the sale of our BTK inhibitor drug candidates infringes one or more of these or other patents. Although we believe that the claims of these patents relevant to our BTK inhibitor drug candidates (rilzabrutinib and PRN2246/SAR442168) would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. We have not attempted to obtain a license to these patents. If we decide to seek a license to these patents, we cannot guarantee that we would be able to obtain such a license on commercially reasonable terms, or at all, which could materially and adversely affect our business.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our drug candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating expenses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our drug candidates. Third parties may assert infringement claims against us based on existing or future intellectual property rights. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our drug candidates, products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. For example, in the United States, proving invalidity in court requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management, legal and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing drug candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing drug candidate. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our drug candidates, force us to cease some of our business operations, or require substantial investment and/or time to alter our products, processes, methods, or other technologies, all of which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may become involved in lawsuits to defend or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. In some cases, it may be difficult or impossible to detect third-party infringement or misappropriation of our intellectual property rights. Even if we detect such infringement or misappropriation, to counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management, legal and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could materially adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management, legal and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

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

In addition, in June 2018, California enacted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Several foreign jurisdictions, including the European Union (EU), its member states, the United Kingdom, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. These laws and regulations are complex and change frequently, at times due to changes in political climate, and existing laws and regulations are subject to different and conflicting interpretations, which adds to the complexity of processing personal data from these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

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

Further, the United Kingdom’s withdrawal from the EU has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated following the transition period that will be in effect until December 31, 2020 (the “Transition Period”).

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

In the European Union, coverage and reimbursement status of any drug candidates for which we obtain regulatory approval are provided for by the national laws of EU Member States. The requirements may differ across the EU Member States. Also at a national level, actions have been taken to enact transparency laws regarding payments between pharmaceutical companies and health care professionals.

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

U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, or, collectively, Trade Laws, prohibit, among other things, companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Trade Laws also include restrictions or prohibitions on transactions and dealings with certain embargoed or sanctioned countries, governments, persons, and entities. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have conducted and have ongoing clinical trials in international locations, and may in the future initiate additional studies or trials in countries other than the United States. We also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We expect our non-U.S. activities to increase over time, and we expect to rely on third parties for research, preclinical studies, and clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other marketing approvals. There is no certainty that all of our employees, agents or contractors will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. We may be held liable for activity in violation of Trade Law by our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activity. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010 (“UK Bribery Act”), and other similar anti-bribery and anti-corruption laws of other countries in which we operate.

We have conducted and have ongoing studies in international locations, and may in the future initiate additional studies in countries other than the United States. Our business activities may be subject to the FCPA, the UK Bribery Act and other similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals are owned and operated by the government, and doctors and other employees working at such hospitals would be considered foreign officials under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, other sanctions and remedial measures and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our ability to attract and retain employees and our business, prospects, operating results and financial condition.

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

The withdrawal of the United Kingdom (the “U.K.”) from the European Union (the “E.U.”), commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our drug candidates in the E.U., result in restrictions or imposition of taxes and duties for importing our drug candidates into the E.U., and may require us to incur additional expenses in order to develop, manufacture and commercialize our drug candidates in the E.U.

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply.  Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiration of the Transition Period.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our drug candidates is derived from E.U. directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our drug candidates in the U.K. or the E.U. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (the “EMA”) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our drug candidates, will be required in the U.K., the potential process for which is currently unclear. Moreover, in the U.S., tariffs on certain U.S. imports have recently been imposed, and the E.U. and other countries have responded with retaliatory tariffs on certain U.S. exports. We cannot predict what effects these and potential additional tariffs will have on our business, including in the context of escalating global trade and political tensions. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our drug candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our drug candidates into the E.U., or we may incur expenses in establishing a manufacturing facility in the E.U. in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the E.U. for our drug candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the E.U.

Foreign Currency and Exchange Rate Risk

We contract with third parties outside of the United States for the manufacture and supply of drug candidates, and to conduct clinical trials and other research and development activities. While the majority of our contractual obligations are denominated in U.S. dollars, we are indirectly exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships.  Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our manufacturers and other vendors could increase our costs, which may limit our growth or otherwise adversely affect our financial and operating results. We do not currently hedge our exposures to foreign currency fluctuations.

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

The market price of our common stock has been volatile and is likely to continue to be volatile in response to numerous factors, many of which are beyond our control, including:

•	results of clinical trials of rilzabrutinib, PRN2246/SAR442168, PRN473 Topical and any other future drug candidates or those of our competitors, including public misperception of our trial results;
•	overall performance of the equity markets;
•	our operating performance and the performance of other similar companies;
•

changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to rilzabrutinib, PRN2246/SAR442168, PRN473 Topical and any other future drug candidates or clinical development programs;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates;
•	recruitment or departure of key personnel;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	the economy as a whole and market conditions in our industry;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	investors’ general perception of us and our business.

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

In October 2019, we filed a shelf registration statement on Form S-3 (Registration No. 333-234038) that allows us to sell up to an aggregate of $300 million of our common stock. As of the date of this filing, we have sold approximately $242 million of common stock pursuant to the Form S-3. If we raise additional funds through the issuance of additional debt or equity securities, it may result in dilution to our existing stockholders and/or fixed payment obligations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as redeeming our shares, making investments, issuing additional equity, limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

We cannot specify with any certainty the particular uses of our cash and cash equivalents, but we currently expect such uses will include our ongoing clinical development of rilzabrutinib and PRN473 Topical, our ongoing preclinical development of our other drug candidates and our other research and development activities. We will have broad discretion in the application of our cash and cash equivalents, which we may spend or invest in a way with which our stockholders disagree. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

As a result of being a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement. Preparing to comply with the independent registered public accounting firm attestation requirement may require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts.

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

Based upon shares outstanding as of December 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 63% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. This provision does not apply to actions arising under the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction.

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

Market Information

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “PRNB” since September 14, 2018.

Holders of Common Stock

As of March 3, 2020, there were 28 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of the company under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index at our IPO price of $17.00 on September 14, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019 and pursuant to our 2018 Equity Incentive Plan, we granted stock options to purchase up to an aggregate of 1,418,000 shares of our common stock to our employees and directors at a weighted-average exercise price of $35.32 per share and 1,975,841 shares remain available for future issuance at December 31, 2019. The sales of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701.

In December 2019, we issued 23,456 shares of common stock to a holder of our outstanding warrants upon the holder’s exercise pursuant to a cashless exercise provision. The warrants had an exercise price of $8.99 per share. The shares of common stock were issued by us in reliance on Section 4(a)(2) of the Securities Act.

Use of Proceeds from the IPO

There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on September 17, 2018 pursuant to Rule 424(b)(4) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following tables summarize our selected consolidated financial data for the periods and as of the dates indicated. We have derived our selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 from our audited consolidated financial statements and related notes included elsewhere in this report.

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

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share amounts)
Consolidated Statements of Operations:
Revenue	$35,160	$69,137	$5,247
Operating expenses:
Research and development	74,083	40,533	25,390
General and administrative	19,842	11,462	6,443
Total operating expenses	93,925	51,995	31,833
Income (loss) from operations	(58,765)	17,142	(26,586)
Other income (expense), net	—	(653)	5,096
Interest income	4,973	1,678	16
Interest expense	—	—	(7,223)
Net income (loss)	$(53,792)	$18,167	$(28,697)
Net income (loss) attributable to common stockholders	$(53,792)	$4,917	$(28,697)
Net income (loss) per share, basic	$(2.09)	$0.65	$(50.37)
Net income (loss) per share, diluted	$(2.09)	$0.57	$(50.37)
Weighted average number of shares outstanding, basic	25,778,122	7,622,602	569,719
Weighted average number of shares outstanding, diluted	25,778,122	8,627,473	569,719

	As of December 31,
	2019	2018	2017
	(in thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$367,837	$180,637	$41,054
Working capital	303,606	163,892	(8,299)
Total assets	382,736	195,521	43,503
Total liabilities	23,758	25,661	58,434
Convertible preferred stock	—	—	128,531
Accumulated deficit	(185,743)	(132,407)	(150,574)
Total stockholders' equity (deficit)	358,978	169,860	(143,462)

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

Overview

We are a late-stage biopharmaceutical company focused on developing potential treatments for immune-mediated diseases. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of an oral or topical treatment. We retain full, worldwide rights to rilzabrutinib, PRN473 Topical, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include rilzabrutinib for the treatment of pemphigus (pemphigus vulgaris (PV) and pemphigus foliaceus (PF)); rilzabrutinib for the treatment of immune thrombocytopenia (ITP); rilzabrutinib for the treatment of IgG4-Related Disease (RD); PRN473 Topical, a reversible covalent BTK inhibitor being developed for immune-mediated diseases that could benefit from localized application to the skin; and PRN2246/SAR442168, an irreversible BTK inhibitor which crosses the blood-brain barrier, for the treatment of multiple sclerosis (MS) and other central nervous system (CNS) diseases. In January 2020, we announced suspension of PRN1371, an inhibitor of Fibroblast Growth Factor Receptor (FGFR) designed for the treatment of solid tumors, to focus our portfolio on immune-mediated diseases.

•

Based on results from our Phase 2 clinical trial in pemphigus, we initiated a global Phase 3 pivotal clinical trial of rilzabrutinib in pemphigus in November 2018. This Phase 3 clinical trial is evaluating rilzabrutinib in PV patients, and a smaller number of PF patients. We anticipate Phase 3 data in the second half of 2021, which has been accelerated from the original first half of 2022 timeline. In March 2019, we presented the Phase 2 Part A data at the 2019 AAD Annual Meeting as a late-breaking presentation. In December 2019, we announced CDA and CR rates from our Phase 2 Part B trial. Final data from the Phase 2 Part B trial will be submitted for presentation at an upcoming medical conference in the first half of 2020.

In parallel, we are evaluating rilzabrutinib in a Phase 1/2 clinical trial in ITP, and recently amended the clinical trial protocol to add a long-term extension cohort for responders and to allow for the flexibility to enroll additional patients if we determine additional data would help inform the Phase 3 design. We presented positive data from our Phase 1/2 trial at the 61st ASH Annual Meeting in December 2019. We anticipate reporting Phase 2 data for rilzabrutinib in ITP in the second half of 2020.

In January 2020, we announced an expansion in the development of rilzabrutinib into IgG4-RD, an immune-mediated disease of chronic inflammation and fibrosis that, if left untreated, can lead to severe morbidity including organ dysfunction and organ failure. We anticipate initiating a Phase 2 clinical trial for rilzabrutinib in IgG4-RD in the first half of 2020.

Beyond pemphigus, ITP, and IgG4-RD, we believe there are numerous immune-mediated diseases for which rilzabrutinib may have therapeutic benefit. We anticipate commercializing rilzabrutinib, if approved, by developing our own sales organization targeting dermatologists, hematologists and rheumatologists at specialized centers in the United States.

•

In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. In February 2020, Sanofi announced data for its Phase 2b clinical trial in relapsing MS. Specifically, Sanofi announced that PRN2246/SAR442168 met its primary endpoint, significantly reduced disease activity associated with MS as measured by MRI and was well tolerated in the Phase 2b trial with no new safety findings. Sanofi also announced that it anticipates initiating four Phase 3 clinical trials in relapsing and progressive forms of MS in the middle of 2020. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens.

•

In January 2020, we announced an expansion of our BTK franchise with PRN473 Topical, which is being developed for immune-mediated diseases that could benefit from localized application to the skin. In March 2020, we initiated a Phase 1 clinical trial of PRN473 Topical, which is anticipated to be completed in 2020. PRN473 Topical is our third BTK inhibitor in the clinic, joining rilzabrutinib and PRN2246/SAR442168.

•

We are expanding our wholly owned pipeline by continuing to innovate and discover differentiated oral or topical small molecules with the potential to be best-in-class, and we intend to keep our programs at the forefront of covalent inhibitor drug discovery by investing in new technologies that will broaden the target space of our Tailored Covalency platform. In addition, we plan to explore the new biology discovered with our oral immunoproteasome inhibitors and to select the optimal development path for these highly differentiated assets.

•

As we have done with our collaboration with Sanofi, we plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates, particularly in indications with large target patient populations.

Since inception and through December 31, 2019, we have financed our operations primarily with proceeds totaling $541.0 million from our initial public offering (“IPO”) and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. We received a $30.0 million milestone payment in 2019 and milestone payments totaling $25.0 million in 2018 from our collaboration agreement with Sanofi. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively.

In October 2019, we completed an equity offering of 8,625,000 shares of our common stock (which included 1,125,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $28.00 per share. We received net proceeds of approximately $226.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

As of December 31, 2019, we held cash, cash equivalents and marketable securities totaling $367.8 million. We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of December 31, 2019, we have an accumulated deficit of $185.7 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at December 31, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

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

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. Only the additional royalty option would be available if we develop rilzabrutinib for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

AbbVie Agreement

In June 2017, we entered into a collaboration agreement with AbbVie, or the AbbVie Agreement, to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. In March 2019, we announced a mutual agreement with AbbVie to end our collaboration and to reacquire rights to the program following an assessment by AbbVie that there was no longer a strategic fit of our highly selective oral immunoproteasome inhibitors’ biologic profiles relative to AbbVie’s desired disease areas of focus. We and AbbVie agreed to conclude the collaboration effective March 2019. There are no further financial obligations between AbbVie and us.

University of California License Agreements

In November 2009 and September 2011, we entered into license agreements with the Regents of the University of California, or the Regents, which were subsequently amended and restated at various dates (the “UC Agreements”). Under the UC Agreements, the Regents have granted to us exclusive, worldwide licenses, with the right to grant sublicenses, under the Regents’ patent rights in certain patent applications to make, use, sell, offer for sale, and import products and services and practice methods covered by such patent applications in all fields of use.

We have paid the Regents license fees of $40,000 in total under the UC Agreements and are required to pay annual license maintenance fees totaling $40,000 prior to launching any licensed product. We may be obligated to make one-time regulatory and development milestone payments under the UC Agreements for future drug candidates and are obligated to pay tiered royalty payments in the low single digits on net sales of the licensed products. Additionally, we are obligated to pay the Regents payments on non-royalty licensing revenue we receive from our sub-licensees for products covered by UC patents. Pursuant to the UC Agreements, we also made IPO milestone payments to the Regents totaling approximately $140,000 in October 2018.

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

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017, additional milestone payments totaling $25.0 million in 2018 for successful development activities under the early development plan, and a $30.0 million clinical development milestone payment in 2019 for the initiation of Sanofi’s Phase 2b clinical trial of PRN2246/SAR442168. We identified the following performance obligations under our Sanofi Agreement: (i) granting a license of rights to PRN2246/SAR442168, (ii) transferring of technology (know-how) related to PRN2246/SAR442168, and (iii) performance of research and development services related to our responsibilities under the early development plan. We concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which was required for Sanofi to fully realize the value from the delivered license. Therefore, we combined these performance obligations as one unit of accounting and recognized the $40.0 million upfront payment and the aggregate of $25.0 million in milestone payments ratably over the performance period, which ended as of December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) No. 2014-09, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach. We concluded upon analysis that there is no adjustment necessary to revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. In June 2019, we received a $30.0 million milestone payment from Sanofi for achieving a clinical development milestone and recognized the full payment as revenue. For the years ended December 31, 2019, 2018 and 2017, we recognized $30.0 million, $63.1 million and $1.9 million in revenue from Sanofi, respectively. There was no deferred revenue related to the Sanofi Agreement at December 31, 2019 and 2018.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017. Prior to the adoption of ASC 606, we concluded under ASC 605 that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compounds and related ongoing research participation under the AbbVie Agreement, which was required for AbbVie to fully realize the value from the licensed compound. Therefore, the $15.0 million received related to this combined unit of accounting was recognized as revenue ratably over the performance period, which as of December 31, 2018, was estimated to continue through the fourth quarter of 2019.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price. Revenue was recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, subject to an extension for up to six months. The measurement was calculated using an input-method based on research costs incurred by us during each reporting period compared to the total projected research costs to provide research services by us pursuant to the AbbVie Agreement. Such costs included external direct costs and internal direct labor consisting of the efforts of certain of our employees that dedicated their time providing research services pursuant to the AbbVie Agreement. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605. We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. In March 2019, we and AbbVie agreed to end our collaboration. Therefore, we recognized the remaining balance of the transaction price of $5.2 million in the first quarter of 2019, upon termination of the AbbVie Agreement. Revenue related to AbbVie for the years ended December 31, 2019, 2018 and 2017 was $5.2 million, $6.0 million and $3.4 million, respectively. There was no deferred revenue related to the AbbVie Agreement at December 31, 2019. Deferred revenue related to the AbbVie Agreement was $5.6 million at December 31, 2018.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%
Revenue	$35,160	$69,137	$(33,977)	(49%)
Operating expenses:
Research and development	74,083	40,533	33,550	83%
General and administrative	19,842	11,462	8,380	73%
Total operating expenses	93,925	51,995	41,930	81%
Income (loss) from operations	(58,765)	17,142	(75,907)	*
Other income (expense), net	—	(653)	653	*
Interest income	4,973	1,678	3,295	196%
Net income (loss)	$(53,792)	$18,167	$(71,959)	*

*	Percentage not meaningful

Revenue

Revenue for the year ended December 31, 2019 was $35.2 million, consisting of a $30.0 million clinical development milestone payment received in connection with the Sanofi Agreement and a portion of the upfront payments received in connection with the AbbVie Agreement. Revenue for the year ended December 31, 2018 was $69.1 million, consisting of a portion of the upfront and additional payments we received in connection with the Sanofi Agreement and a portion of the upfront payment received in connection with the AbbVie Agreement.

The clinical development milestone payment of $30.0 million received in 2019 under the Sanofi Agreement was recognized as revenue when earned in the second quarter of 2019. The aggregate payments of $65.0 million received in 2017 and 2018 under the Sanofi Agreement were recognized ratably over the estimated performance period ended December 31, 2018, and we recorded approximately $63.1 million in revenue related to the Sanofi Agreement for the year ended December 31, 2018.

The nonrefundable upfront payment under the AbbVie Agreement was recognized ratably over the estimated performance period, and we recorded approximately $5.2 million and $6.0 million in revenue related to the AbbVie Agreement for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expenses

Research and development expenses were $74.1 million for the year ended December 31, 2019, an increase of $33.6 million, compared to $40.5 million for the year ended December 31, 2018. The increase was primarily driven by a $13.7 million increase in personnel related expenses, a $11.4 million increase in external rilzabrutinib program costs due to the initiation of a global Phase 3 trial in pemphigus in November 2018 and certain manufacturing campaigns to supply drug products for our rilzabrutinib clinical trials, and a $5.4 million increase in other unallocated research and development expenses, mainly facility costs related to our move to our new office space in February 2019. The increase in personnel related expenses is due to increased research and development headcount and increased stock-based compensation expenses.

The following table summarizes research and development expenses (in thousands):

	Year Ended December 31,
	2019	2018
Rilzabrutinib program external expenses	$31,683	$20,315
PRN1371 program external expenses	2,911	1,713
PRN2246/SAR442168 program external expenses	8	616
Preclinical external expenses(1)	4,066	1,623
Personnel related expenses(2)	25,661	11,933
Other unallocated research and development expenses	9,754	4,333
Total research and development expenses	$74,083	$40,533

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $6.6 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $19.8 million for the year ended December 31, 2019, an increase of $8.4 million, compared to $11.5 million for the year ended December 31, 2018. The increase was primarily driven by a $7.6 million increase in personnel related expenses due to increased headcount expenses and increased stock-based compensation expenses.

Other Income (Expense), Net

There was no other income (expense), net, for the year ended December 31, 2019. Other expense, net, was $0.7 million for the year ended December 31, 2018 and primarily included expense related to the remeasurement and conversion of our preferred stock warrants upon our IPO.

Interest Income

Interest income for the years ended December 31, 2019 and 2018 was $5.0 million and $1.7 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $3.3 million is mainly due to higher balances of marketable securities in 2019 as compared to 2018.

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Revenue	$69,137	$5,247	$63,890	*
Operating expenses:
Research and development	40,533	25,390	15,143	60%
General and administrative	11,462	6,443	5,019	78%
Total operating expenses	51,995	31,833	20,162	63%
Income (loss) from operations	17,142	(26,586)	43,728	(164)%
Other income (expense), net	(653)	5,096	(5,749)	*
Interest income	1,678	16	1,662	*
Interest expense	—	(7,223)	7,223	*
Net income (loss)	$18,167	$(28,697)	$46,864	(163)%

*	Percentage not meaningful.

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

The aggregate payments of $65.0 million under the Sanofi Agreement were recognized ratably over the performance period, and we recorded $63.1 million and $1.9 million in revenue related to the Sanofi Agreement for the years ended December 31, 2018 and 2017, respectively.

The nonrefundable upfront payment under the AbbVie Agreement was recognized ratably over the estimated performance period, and we recorded $6.0 million and $3.4 million in revenue related to the AbbVie Agreement for the years ended December 31, 2018 and 2017, respectively.

Research and Development Expenses

Research and development expenses were $40.5 million for the year ended December 31, 2018, an increase of $15.1 million, compared to $25.4 million for the year ended December 31, 2017. The increase was primarily driven by a $9.9 million increase in external rilzabrutinib program costs, a $4.9 million increase in personnel related expenses, and a $1.2 million increase in other unallocated research and development costs, partially offset by a decrease of $0.8 million in costs related to PRN2246/SAR442168. The increase in rilzabrutinib program costs was mainly due to various manufacturing campaigns to supply drug products for our rilzabrutinib clinical trials and the initiation of a global Phase 3 trial in pemphigus in November 2018. The increase in personnel related expenses was mainly due to our R&D headcount increase as we build out our R&D team.

The following table summarizes research and development expenses (in thousands):

	Year Ended December 31,
	2018	2017
Rilzabrutinib program external expenses	$20,315	$10,358
PRN1371 program external expenses	1,713	1,973
PRN2246/SAR442168 program external expenses	616	1,431
Preclinical external expenses(1)	1,623	1,528
Personnel related expenses(2)	11,933	6,989
Other unallocated research and development expenses	4,333	3,111
Total research and development expenses	$40,533	$25,390

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired from AbbVie in March 2019.

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

General and Administrative Expenses

General and administrative expenses were $11.5 million for the year ended December 31, 2018, an increase of $5.0 million, compared to $6.4 million for the year ended December 31, 2017. The increase was primarily driven by an increase in personnel and facility expenses. The increase in personnel costs was related to increased headcount during 2018 as we built out our organization. The increase in facility costs was due to certain rent expense recognition starting from August 1, 2018, the date when we gained access to our new leased premises, which we commenced occupancy in February 2019.

Other Income (Expense), Net

Other expense, net, for the year ended December 31, 2018 was $0.7 million compared to other income, net, of $5.1 million for the year ended December 31, 2017. Other expense, net, for the year ended December 31, 2018 included $0.7 million of expense related to the conversion of our preferred stock warrants upon our IPO. Other income, net, for the year ended December 31, 2017 was primarily due to a net change of $5.1 million in 2017 for the fair values of the convertible note redemption features and the fair values of the outstanding convertible preferred stock warrants.

Interest Income

Interest income for the year ended December 31, 2018 was $1.7 million, related to our investments in marketable securities. Interest income for the year ended December 31, 2017 was insignificant.

Interest Expense

There was no interest expense for the year ended December 31, 2018. Interest expense for the year ended December 31, 2017 was $7.2 million, comprised of $5.5 million of debt discounts and $1.7 million of accrued interest expense on the convertible notes, which were converted into preferred stock in December 2017.

Liquidity and Capital Resources

Since inception and through December 31, 2019, we have financed our operations primarily with proceeds totaling $541.0 million from our IPO and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. As of December 31, 2019 and 2018, we held cash, cash equivalents and marketable securities totaling $367.8 million and $180.6 million, respectively.

We do not have any products for sale and have not generated any product revenue since our inception. As of December 31, 2019, all our revenue has been generated from the non-refundable upfront and milestone payments received from our collaboration agreements with Sanofi and AbbVie. For the years ended December 31, 2019, 2018 and 2017, we recorded a net loss of $53.8 million, net income of $18.2 million and a net loss of $28.7 million, respectively. As of December 31, 2019, we have an accumulated deficit of $185.7 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization and/or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties.

Based on our planned operations, we believe our cash, cash equivalents and marketable securities at December 31, 2019 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

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

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$(42,546)	$(21,173)	$26,848
Net cash used in investing activities	(182,623)	(146,866)	(90)
Net cash provided by financing activities	230,135	161,941	8,377
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	52
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,966	$(6,098)	$35,187

Net cash provided by (used in) operating activities

During the year ended December 31, 2019, net cash used in operating activities was $42.5 million, which resulted from a net loss of $53.8 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $12.2 million in stock-based compensation and $1.8 million in depreciation and amortization, partially offset by $1.6 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue and a decrease of $2.1 million in accounts payable, partially offset by a $6.8 million increase in accrued liabilities.

During the year ended December 31, 2018, net cash used in operating activities was $21.2 million, which resulted from net income of $18.2 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $2.8 million in stock-based compensation, $0.6 million related to the change in fair value of the convertible preferred stock warrant liability, $0.7 million for deferred rent and $0.3 million for depreciation and amortization. Changes in operating assets and liabilities included a decrease of $44.1 million in deferred revenue, an increase of $2.2 million in prepaid expenses and other assets, an increase of $1.0 million in accounts payable and an increase of $2.0 million in accrued liabilities.

During the year ended December 31, 2017, net cash provided by operating activities was $26.8 million, which resulted from a net loss of $28.7 million adjusted for changes in operating assets and liabilities and non-cash charges. We received nonrefundable upfront payments of $40.0 million and $15.0 million from the Sanofi Agreement and the AbbVie Agreement, respectively. We recorded revenues of approximately $1.9 million and $3.4 million related to Sanofi and AbbVie, respectively, for the year ended December 31, 2017. The remaining $49.8 million was recorded as deferred revenue at December 31, 2017. Other changes in operating assets and liabilities included increases of $1.3 million and $2.0 million in accounts payable and accrued liabilities, respectively, partially offset by a decrease of $0.8 million in prepaid expenses and other current assets. Non-cash charges included debt discount amortization of $5.5 million, the conversion of accrued interest expense of $1.7 million into preferred stock, stock-based compensation and depreciation expenses of $1.0 million and $0.2 million, respectively, partially offset by a $5.1 million net gain related to changes in the fair values of the redemption features liability and convertible preferred stock warrant liability.

Net cash used in investing activities

During the year ended December 31, 2019, net cash used in investing activities was $182.6 million and is primarily the result of purchases in excess of maturities of marketable securities of $180.5 million and purchases of property and equipment of $2.2 million.

During the year ended December 31, 2018, net cash used in investing activities was $146.9 million and is primarily the result of purchases in excess of maturities of marketable securities of $145.8 million and purchases of laboratory and computer equipment of $1.1 million.

During the year ended December 31, 2017, net cash used in investing activities was $90,000 for the purchase of laboratory and computer equipment.

Net cash provided by financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $230.1 million, resulting from net proceeds of $226.5 million from the equity offering of our common stock in October 2019 and $3.7 million from issuances of common stock upon exercise of options and participation in the employee stock purchase plan.

During the year ended December 31, 2018, net cash provided by financing activities was $161.9 million and includes $110.6 million of net proceeds, after deducting underwriting discounts, commissions and offering costs, from our IPO of our common stock, $49.8 million of proceeds from our Series C preferred stock issuance and $1.5 million from the issuance of common stock pursuant to our equity incentive plans.

During the year ended December 31, 2017, net cash provided by financing activities was $8.4 million, consisting of $8.1 million of proceeds from the issuance of convertible notes and $0.3 million of proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating lease obligations	$20,432	$3,093	$6,489	$6,917	$3,933

Our corporate headquarters are located in South San Francisco, California, where we lease approximately 47,500 square feet of office, research and development, and laboratory space starting February 2019, for a seven-year period with an option to extend for another seven-year period, subject to certain conditions. Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco.

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

Revenue Recognition

Effective January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven timing of payments. To date, we have not experienced any material differences between estimated clinical trial expenses and actual clinical trial expenses.

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

We have periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountant’s Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

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

For the valuations of our common stock performed in August 2017, December 2017, March 2018, June 2018 and July 2018, we used a hybrid of the OPM and PWERM methods to determine the estimated fair value of our common stock.

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

Stock-based compensation expense was $12.2 million, $2.8 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $36.2 million of total unrecognized stock-based compensation expenses which we expect to recognize over a weighted-average period of 2.9 years.

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

As of December 31, 2019, our total deferred tax assets were $45.9 million. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have provided for a full valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

The information required by this item is included in Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in Part II, Item 8, of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $367.8 million and $180.6 million as of December 31, 2019 and 2018, respectively, which consisted primarily of money market funds and fixed income, investment grade securities with contractual maturities of less than two years.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Our investments as of December 31, 2019 included $276.0 million in short-term marketable securities and $52.3 million in long-term marketable securities. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at December 31, 2019, a hypothetical 1% movement in market interest rates would result in a $1.9 million change in the fair value of our investments. Such losses would only be realized if we were to sell the investments prior to their maturities. We had no debt outstanding as of December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	94

Consolidated Balance Sheets as of December 31, 2019 and 2018	95

Consolidated Statements of Operations for the Years ended December 31, 2019, 2018 and 2017	96

Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2019, 2018 and 2017	97

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years ended December 31, 2019, 2018 and 2017	98

Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017	99

Notes to Consolidated Financial Statements	100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Principia Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Principia Biopharma Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2020

PRINCIPIA BIOPHARMA INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$39,537	$34,489
Short-term marketable securities	276,043	142,436
Restricted cash	—	82
Prepaid expenses and other current assets	4,165	3,765
Total current assets	319,745	180,772
Property and equipment, net	9,687	1,666
Long-term restricted cash	567	567
Long-term marketable securities	52,257	3,712
Other long-term assets	480	8,804
Total assets	$382,736	$195,521
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,850	$4,439
Deferred rent, current portion	1,181	344
Deferred revenue	—	5,616
Accrued research and development liabilities	5,791	1,520
Accrued other liabilities	602	649
Accrued compensation	6,715	4,312
Total current liabilities	16,139	16,880
Long-term deferred rent	7,619	8,781
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized at December 31, 2019 and 2018; 32,950,836 and 23,865,451 shares issued and outstanding at December 31, 2019 and 2018, respectively	3	2
Additional paid-in capital	544,709	302,393
Accumulated other comprehensive income (loss)	9	(128)
Accumulated deficit	(185,743)	(132,407)
Total stockholders’ equity	358,978	169,860
Total liabilities and stockholders’ equity	$382,736	$195,521

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018	2017
Revenue	$35,160	$69,137	$5,247
Operating expenses:
Research and development	74,083	40,533	25,390
General and administrative	19,842	11,462	6,443
Total operating expenses	93,925	51,995	31,833
Income (loss) from operations	(58,765)	17,142	(26,586)
Other income (expense), net	—	(653)	5,096
Interest income	4,973	1,678	16
Interest expense	—	—	(7,223)
Net income (loss)	$(53,792)	$18,167	$(28,697)
Net income (loss) attributable to common stockholders	$(53,792)	$4,917	$(28,697)
Net income (loss) per share attributable to common stockholders
Basic	$(2.09)	$0.65	$(50.37)
Diluted	$(2.09)	$0.57	$(50.37)
Weighted-average shares used to calculate net income (loss) per share attributable to common stockholders
Basic	25,778,122	7,622,602	569,719
Diluted	25,778,122	8,627,473	569,719

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended
	December 31,
	2019	2018	2017
Net income (loss)	$(53,792)	$18,167	$(28,697)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	137	(38)	—
Foreign currency translation adjustment	—	—	52
Comprehensive income (loss)	$(53,655)	$18,129	$(28,645)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated Other		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2016	10,316,873	$104,926	530,997	$—	$5,369	$(142)	$(121,877)	$(116,650)
Exercise of stock options and vesting of early exercise shares	—	—	95,616	1	317	—	—	318
Issuance of preferred stock on conversion of notes payable	1,968,561	23,605	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	52	—	52
Stock-based compensation expense	—	—	—	—	1,027	—	—	1,027
Beneficial conversion features of the convertible loan	—	—	—	—	488	—	—	488
Net loss	—	—	—	—	—	—	(28,697)	(28,697)
Balance at December 31, 2017	12,285,434	128,531	626,613	1	7,201	(90)	(150,574)	(143,462)
Issuance of preferred stock from Series C offering	3,474,668	49,800	—	—	—	—	—	—
Conversion of preferred stock at initial public offering	(15,760,102)	(178,331)	15,760,102	1	178,331	—	—	178,332
Conversion of warrants at initial public offering	—	—	—	—	2,153	—	—	2,153
Issuance of common stock from initial public offering	—	—	7,187,500	—	110,574	—	—	110,574
Stock-based compensation expense	—	—	—	—	2,801	—	—	2,801
Exercise of stock options and vesting of early exercise shares	—	—	287,660	—	1,277	—	—	1,277
Issuance of common stock upon exercise of warrants	—	—	3,576	—	56	—	—	56
Unrealized loss on available-for-sale securities	—	—	—	—	—	(38)	—	(38)
Net income	—	—	—	—	—	—	18,167	18,167
Balance at December 31, 2018	—	—	23,865,451	2	302,393	(128)	(132,407)	169,860
Stock-based compensation expense	—	—	—	—	12,182	—	—	12,182
Issuance of common stock from equity offering	—	—	8,625,000	1	226,473	—	—	226,474
Exercise of stock options and vesting of early exercise shares	—	—	295,729	—	2,125	—	—	2,125
Issuance of common stock upon exercise of warrants	—	—	66,215	—	—	—	—	—
Issuance of shares under the Employee Stock Purchase Plan	—	—	98,441	—	1,536	—	—	1,536
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	—	—	456	456
Unrealized gain on available-for-sale securities	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	(53,792)	(53,792)
Balance at December 31, 2019	—	$—	32,950,836	$3	$544,709	$9	$(185,743)	$358,978

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$(53,792)	$18,167	$(28,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of convertible preferred stock warrant liability	—	577	526
Change in fair value of redemption features liability	—	—	(5,586)
Amortization of discount on marketable securities	(1,563)	(387)	—
Depreciation	1,832	252	178
Stock-based compensation	12,182	2,801	1,027
Deferred rent	(325)	745	—
Amortization of debt discount	—	—	5,495
Interest expense on convertible notes	—	—	1,669
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(400)	(2,187)	(843)
Deferred revenue	(5,160)	(44,137)	49,753
Accounts payable	(2,082)	1,034	1,280
Accrued liabilities	6,762	1,962	2,046
Net cash provided by (used in) operating activities	(42,546)	(21,173)	26,848
Investing activities:
Purchases of property and equipment	(2,171)	(1,067)	(90)
Maturities of marketable securities	199,916	13,500	—
Purchases of marketable securities	(380,368)	(159,299)	—
Net cash used in investing activities	(182,623)	(146,866)	(90)
Financing activities:
Net proceeds from equity offerings	226,474	110,574	—
Net proceeds from Series C preferred stock issuance	—	49,800	—
Proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	3,661	1,511	317
Proceeds from exercise of common stock warrants	—	56	—
Proceeds from issuance of convertible notes	—	—	8,060
Net cash provided by financing activities	230,135	161,941	8,377
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	—	52
Net increase (decrease) in cash, cash equivalents and restricted cash	4,966	(6,098)	35,187
Cash, cash equivalents and restricted cash at beginning of period	35,138	41,236	6,049
Cash, cash equivalents and restricted cash, at end of period	$40,104	$35,138	$41,236
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	$8,324	$—	$—
Non cash tenant improvement allowance receivables	—	8,324	—
Purchases of property and equipment accrued but not yet paid	—	642	—
Conversion of convertible note and interest into convertible preferred stock	—	—	23,605

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of Business

We, Principia Biopharma Inc. (“Principia”), are a late-stage biopharmaceutical company focused on developing potential treatments for immune-mediated diseases. We were incorporated on October 6, 2008, began operations in February 2011, and are headquartered in South San Francisco, California.

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

Subsequent Equity Offering

In October 2019, we completed an equity offering of 8,625,000 shares of our common stock (which included 1,125,000 shares of our common stock issued and sold pursuant to the underwriters’ option to purchase additional shares) at a price to the public of $28.00 per share. We received net proceeds of approximately $226.5 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Our cash and cash equivalents are maintained with a limited number of financial institutions in the United States. Amounts on deposit have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $367.8 million and $180.6 million at December 31, 2019 and 2018, respectively.

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

Restricted Cash

As of December 31, 2019 and 2018, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the consolidated balance sheets.

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

Lease incentives and allowances provided by our landlord for the construction of leasehold improvements are recorded as lease incentive obligations as the related construction costs are incurred, up to the maximum aggregate allowances. Lease incentive obligations are classified as a component of deferred rent and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Revenue Recognition

Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) No. 2014-09, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

The impact of the adoption of ASC 606 on the accompanying consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to ASC 606	January 1, 2019
Liabilities
Deferred revenue	$5,616	$(456)	$5,160
Stockholders' Equity
Accumulated deficit	(132,407)	456	(131,951)

The impact of the adoption of ASC 606 on our consolidated statement of operations for the year ended December 31, 2019 was as follows (in thousands):

	Year Ended December 31, 2019
	As Reported	Adjustments	Balance without ASC 606 Adoption
Revenue	$35,160	$456	$35,616
Loss from operations	(58,765)	456	(58,309)
Net loss	(53,792)	456	(53,336)
Net loss per share, basic and diluted	(2.09)	0.02	(2.07)

During the year ended December 31, 2019, we did not recognize any revenue from performance obligations satisfied in previous periods.

Convertible Preferred Stock Warrants

In connection with the issuance of certain convertible notes in 2016 and 2017, we issued warrants to purchase our capital stock. Freestanding warrants to purchase our convertible preferred stock were recorded as a liability on our consolidated balance sheets because the underlying shares of convertible preferred stock are contingently redeemable, which, therefore, may obligate us to transfer assets to settle those warrants. The warrants are subject to revaluation at each balance sheet date, with changes in fair value recognized as a component of other income (expense), net, on the consolidated statements of operations.

Upon the completion of our IPO in September 2018, all of our convertible preferred stock warrants were converted into warrants to purchase shares of common stock. We re-valued the convertible preferred stock warrants upon completion of our IPO and reclassified the estimated fair value of the warrants to additional paid-in capital. See Note 8, Debt Obligation, for additional information.

Convertible Notes Redemption Features

We recorded a derivative liability related to redemption features embedded within our convertible notes. The convertible notes issued in 2016 and 2017 included features that were determined to be an embedded derivative requiring bifurcation and separate accounting. This bifurcated redemption feature was initially recorded at fair value and was subject to revaluation at each balance sheet date. Changes in fair value were recognized as a component of other income (expense), net, on the consolidated statements of operations. In December 2017, the convertible notes and interest payable were converted into Series B-3 preferred stock and the convertible notes redemption features liability was determined to have a fair value of zero as of December 31, 2017. See Note 8, Debt Obligation, for additional information.

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

Stock-based Compensation

We use the Black-Scholes valuation model to estimate the grant date fair value of stock option awards with time-based vesting terms. The determination of fair value for stock-based awards on the date of grant using an option-pricing model (“OPM”) requires management to make certain assumptions regarding a number of variables. Stock-based compensation expense is recognized based on the grant date fair value on a straight-line basis over the requisite service period and is reduced for forfeitures as they occur. Equity-based payments granted to non-employees are recorded at grant date fair value and are re-measured at the current fair value at the end of each reporting period until the underlying equity instruments vest. Non-employee stock-based compensation expense was immaterial for all periods presented.

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

We have issued securities other than common stock that participate in dividends to the extent declared (“Participating Securities”), and therefore utilize the two-class method to calculate net income (loss) per share. These Participating Securities include Series A, Series B-1, Series B-2, Series B-3 and Series C redeemable convertible preferred stock. The two-class method requires a portion of net income (loss) to be allocated to the Participating Securities to determine net income (loss) attributable to common stockholders. Net income (loss) attributable to common stockholders is equal to the net income (loss) less dividends paid on preferred stock with any remaining earnings allocated in accordance with the bylaws between the outstanding common and redeemable convertible preferred stock as of the end of each period. In September 2018, upon our IPO, all shares of convertible preferred stock were converted into an equal number of shares of common stock.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. We do not expect a material impact from adoption on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. The amendments in this ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect a material impact from adoption on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. The guidance is effective for interim and annual periods beginning after December 15, 2019. The guidance will be applied using a modified retrospective approach with the cumulative effect recognized as an adjustment to retained earnings. A prospective transition approach is required for debt securities that have recognized an other-than-temporary impairment prior to the effective date. We do not expect a material impact from adoption on our consolidated financial statements and related disclosures.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	—	6,983	—	6,983
Corporate debt securities	—	10,204	—	10,204
Short-term marketable securities
Corporate commercial paper	—	95,088	—	95,088
Corporate debt securities	—	154,690	—	154,690
Government‑sponsored enterprise securities	—	26,265	—	26,265
Long-term marketable securities
Corporate debt securities	—	14,202	—	14,202
Government‑sponsored enterprise securities	—	38,055	—	38,055
Total	$17,664	$345,487	$—	$363,151

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	—	7,465	—	7,465
Corporate debt securities	—	4,499	—	4,499
Short-term marketable securities
Corporate commercial paper	—	36,180	—	36,180
Corporate debt securities	—	71,903	—	71,903
Government‑sponsored enterprise securities	—	9,906	—	9,906
U.S. Treasury securities	—	24,447	—	24,447
Long-term marketable securities
Corporate debt securities	—	3,712	—	3,712
Total	$19,861	$158,112	$—	$177,973

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the years ended December 31, 2019 and 2018.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	6,982	1	—	6,983
Corporate debt securities	10,205	—	(1)	10,204
Total cash equivalents	34,851	1	(1)	34,851
Short-term marketable securities
Corporate commercial paper	95,061	36	(9)	95,088
Corporate debt securities	154,678	54	(42)	154,690
Government‑sponsored enterprise securities	26,231	34	—	26,265
Total short-term marketable securities	275,970	124	(51)	276,043
Long-term marketable securities
Corporate debt securities	14,194	8	—	14,202
Government‑sponsored enterprise securities	38,037	18	—	38,055
Total long-term marketable securities	52,231	26	—	52,257
Total	$363,052	$151	$(52)	$363,151

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$19,861	$—	$—	$19,861
Corporate commercial paper	7,466	—	(1)	7,465
Corporate debt securities	4,499	—	—	4,499
Total cash equivalents	31,826	—	(1)	31,825
Short-term marketable securities
Corporate commercial paper	36,197	—	(17)	36,180
Corporate debt securities	71,920	8	(25)	71,903
Government‑sponsored enterprise securities	9,911	—	(5)	9,906
U.S. Treasury securities	24,451	—	(4)	24,447
Total short-term marketable securities	142,479	8	(51)	142,436
Long-term marketable securities
Corporate debt securities	3,706	6	—	3,712
Total long-term marketable securities	3,706	6	—	3,712
Total	$178,011	$14	$(52)	$177,973

All our marketable securities are considered available-for-sale. There were no sales of available-for-sale marketable securities in any of the periods presented. The carrying value of marketable securities that were in unrealized loss positions totaled approximately $119.5 million as of December 31, 2019. We have determined that (i) we do not have the intent to sell any of these investments, and (ii) it is not more likely than not that we will be required to sell any of these investments before recovery of the entire amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined there were no other-than-temporary impairments associated with any of these marketable securities before recovery of the entire amortized cost basis during the year ended December 31, 2019. At December 31, 2019, the remaining contractual maturities of long-term marketable securities were less than two years.

5. Balance Sheet Components

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$39,537	$34,489	$41,054	$5,867
Restricted cash, current	—	82	100	100
Restricted cash, non-current	567	567	82	82
Total	$40,104	$35,138	$41,236	$6,049

Property and equipment as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Laboratory equipment	$2,007	$2,500
Computer equipment	289	508
Furniture and fixtures	1,549	392
Leasehold improvements	8,324	420
	12,169	3,820
Less accumulated depreciation and amortization	(2,482)	(2,154)
Total	$9,687	$1,666

Depreciation and leasehold improvement amortization expenses were $1.8 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

Prepaid expenses and other current assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Other accounts receivable	$1,272	$2,104
Prepaid expenses	2,893	1,661
Total	$4,165	$3,765

Other long-term assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Tenant improvement allowance receivables	$—	$8,324
Long-term deposits	480	480
Total	$480	$8,804

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

Under the amended Sanofi Agreement, we may receive development, regulatory and commercial milestone payments of up to an aggregate of $765.0 million, as well as royalties up to the mid-teens. We have an option to fund a portion of Phase 3 development costs in return for, at our option, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in royalties up to the high-teens. The additional royalty option would only be available if we develop rilzabrutinib for major enumerated indications overseen by the Division of Pulmonary, Allergy and Rheumatology Products of the U.S. Food and Drug Administration (the “FDA”) or if we experience a change in control involving certain Sanofi competitors. Royalties are subject to specified reductions and are payable, on a product-by-product and country-by-country basis until the later of the date that all of our patent rights that claim a composition of matter of such product expire in such country, the date of expiration of regulatory exclusivity for such product in such country, or the date that is ten years from the first commercial sale of such product in such country.

We identified the following performance obligations under the Sanofi Agreement: (i) granting a license of rights to PRN2246/SAR442168, (ii) transferring of technology (know-how) related to PRN2246/SAR442168, and (iii) providing research and development services related to our responsibilities under the early development plan. We concluded that the delivered license is not distinct at inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which is required for Sanofi to fully realize the value from the delivered license. Therefore, we combined these performance obligations as one unit of accounting and recognized the $40.0 million upfront payment and an aggregate of $25.0 million in milestone payments over the performance period under the Sanofi Agreement, which ended in December 2018.

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. The transaction price was determined to be $65.0 million, which includes the $40.0 million upfront payment we received from Sanofi in December 2017 and an aggregate of $25.0 million in milestone payments received in 2018. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Agreement since we could not conclude it is probable that a significant reversal in the amount recognized will not occur. Upon adoption of ASC 606, we also determined that variable considerations related to certain milestones not previously recognized were constrained because they were not probable, due to the inherent uncertainty related to the achievement of these milestones. In May 2019, we achieved a clinical development milestone upon Sanofi’s initiation of its Phase 2b clinical trial of PRN2246/SAR442168 and Sanofi was obligated to make a $30.0 million milestone payment to us. As the amount due for the clinical development milestone was no longer constrained, we increased the transaction price under ASC 606 by $30.0 million from inception through June 30, 2019. As of June 30, 2019, we fully recognized the $30.0 million milestone payment to us as revenue as all performance obligations had been completed. We will re-evaluate the transaction price in each reporting period relating to potential future milestones as uncertain circumstances are resolved or other changes in events occur.

We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. For the years ended December 31, 2019, 2018 and 2017, we recognized $30.0 million, $63.1 million and $1.9 million in revenue from Sanofi, respectively. There was no deferred revenue related to the Sanofi Agreement at December 31, 2019 and 2018.

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

In March 2019, we and AbbVie agreed to conclude the collaboration and as of the date of termination, there were no further financial obligations between us. We recognized the remaining balance of the transaction price of $5.2 million in revenue in March 2019, upon termination of the AbbVie Agreement. For the years ended December 31, 2019, 2018 and 2017, we recognized $5.2 million, $6.0 million and $3.4 million in revenue from AbbVie, respectively. There was no deferred revenue related to the AbbVie Agreement at December 31, 2019. Deferred revenue related to the AbbVie Agreement was $5.6 million at December 31, 2018.

University of California License Agreements

In November 2009 and September 2011, we entered into license agreements with the Regents of the University of California, or the Regents, which were subsequently amended and restated at various dates (the “UC Agreements”). Under the UC Agreements, the Regents have granted to us exclusive, worldwide licenses, with the right to grant sublicenses, under the Regents’ patent rights in certain patent applications to make, use, sell, offer for sale, and import products and services and practice methods covered by such patent applications in all fields of use.

We have paid the Regents license fees of $40,000 in total under the UC Agreements and are required to pay annual license maintenance fees totaling $40,000 prior to launching any licensed product. We may be obligated to make one-time regulatory and development milestone payments under the UC Agreements for future drug candidates and are obligated to pay tiered royalty payments in the low single digits on net sales of the licensed products. Additionally, we are obligated to pay the Regents payments on non-royalty licensing revenue we receive from our sub-licensees for products covered by UC patents. Pursuant to the UC Agreements, we also made IPO milestone payments to the Regents totaling approximately $140,000 in October 2018.

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

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven year period with an option to extend for another seven year period subject to certain conditions. Pursuant to the April 2018 Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which was recorded as long-term restricted cash at December 31, 2019 and 2018. The Lease Agreement allows for a landlord provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides, and we have utilized, an option through July 1, 2019 for an additional tenant improvement allowance of up to $1.2 million to be applied to the costs of tenant improvements. The additional tenant improvement allowance used in connection with this option is amortized and was added to monthly rent payments upon completion of the tenant improvements in May 2019. Reimbursable construction costs incurred were recorded as a leasehold improvement with a corresponding lease incentive obligation, which was classified as a component of deferred rent. Amounts that were reimbursed under the tenant improvement allowance were recorded as deferred rent and are being amortized as a reduction to rent expense over the lease term. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements as of December 31, 2019.

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

Future minimum lease payments for operating leases at December 31, 2019 are as follows (in thousands):

Year ended December 31,
2020	$3,093
2021	3,193
2022	3,296
2023	3,403
2024	3,514
2025 and beyond	3,933
Total	$20,432

Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco. It was subject to several amendments to secure additional space, sublease certain office and laboratory space and/or extend the lease term. In 2015, we entered into agreements to sublease certain office and laboratory space to two different subtenants. Pursuant to the sublease agreements, we received sublease payments of $0.1 million for year ended December 31, 2017, which were recognized as an offset to rent expense. Both subleases were terminated during 2017.

We recorded rent expense of $3.1 million and $2.7 million for the years ended December 31, 2019 and 2018, respectively, and rent expense, net of sublease payments, of $1.6 million for the year ended December 31, 2017.

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

Changes in fair value related to the notes redemption features liability were recorded as a component of other income (expense), net. The following table summarizes the changes in fair value during the year ended December 31, 2017 (in thousands):

Estimated Fair Value of Convertible Notes Redemption Features Liability
Balance at December 31, 2016	$3,648
Fair value of the redemption features related to second tranche of convertible notes	1,938
Change in estimated fair value of redemption features liability included in other income (expense), net	(5,586)
Balance at December 31, 2017	$—

In September 2018, upon our IPO, all shares of convertible preferred stock were converted into an equal number shares of common stock.

Preferred Stock Warrant Liability

In connection with the issuance of the Notes, we issued warrants to purchase our capital stock. Upon conversion of the Notes into Series B-3 preferred stock on December 29, 2017, we determined the total number of shares underlying such warrants to be 168,046 shares of our capital stock at an exercise price of $8.99 per share. The warrants are exercisable upon the issuance date and have a five-year term. The estimated fair value of the warrants upon issuance, of $1.1 million, was determined using an option pricing model. We recorded the fair value of the warrants at issuance as a debt discount and as a convertible preferred stock warrant liability. The debt discount was accreted using the effective interest method as additional interest expense over the term of the Notes. The estimated fair value of the warrants was subject to re-measurement at each reporting period. As of December 31, 2017, the fair value of the outstanding warrants was $1.5 million. In September 2018, upon our IPO, all the preferred stock warrants were converted into warrants to purchase shares of common stock.

In September 2011, in connection with entering into a debt facility agreement, we issued warrants to purchase 4,954 shares of Series A convertible preferred stock at a price of $9.0839 per share. The warrants have a 10-year term and can be exercised by paying cash or converted into the number of shares of convertible preferred stock equal in value to the intrinsic value of the warrants (“Net Exercises”). The estimated fair value of the warrants was subject to re-measurement at each balance sheet date. As of December 31, 2017, the fair value of outstanding Series A warrants was $27,000. In September 2018, all Series A shares of warrants were net exercised and 3,576 shares of common stock were issued.

The following table summarizes the changes in the estimated fair value of our convertible preferred stock warrant liability related to Series A and Series B-3 warrants for the years ended December 31, 2018 and 2017 (in thousands):

Estimated Fair Value of Convertible Preferred Stock Warrant Liability
Balance at December 31, 2016	$1,050
Change in estimated fair value of convertible preferred stock warrant liability included in other income (expense), net	526
Balance at December 31, 2017	1,576
Change in estimated fair value of convertible preferred stock warrant liability included in other income (expense), net	634
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	(57)
Reclassification of warrant liability to additional paid-in capital upon initial public offering	(2,153)
Balance at December 31, 2018	$—

The fair value of the preferred stock warrants was determined using a hybrid approach that takes into account the probability of IPO and non-IPO liquidity events. The non-IPO liquidity event scenario uses an option pricing model to allocate the total enterprise value to the various securities within our capital structure based on future expectations. The IPO scenario also uses an option pricing model to estimate the value of the warrant in the case of an IPO. The two OPM models’ inputs reflect assumptions that market participants would use in pricing the instrument in a current period transaction. The fair values of our convertible preferred stock warrant liability related to Series A and Series B-3 warrants totaled approximately $1.6 million as of December 31, 2017. As of December 31, 2018, no preferred stock warrants were outstanding.

Interest expense

We had no interest expense during the years ended December 31, 2019 and 2018. Interest expense of approximately $7.2 million was recognized during the year ended December 31, 2017, which included $5.5 million of accretion of debt discounts related to the beneficial conversion features, the convertible notes redemption features liability and the convertible preferred stock warranty liability, and $1.7 million of accrued interest expense on the Notes which was converted into preferred stock in December 2017.

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

Following our IPO and in connection with the effectiveness of the 2018 Plan, the 2008 Equity Incentive Plan (the “2008 Plan”) terminated and no further awards will be granted under that plan. All outstanding awards under the 2008 Plan will continue to be governed by their existing terms. The shares subject to stock options or other stock awards granted under the 2008 Plan and the shares that remained outstanding for issuance under the 2008 Plan were transferred into the 2018 Plan. As of December 31, 2019, there was an aggregate 5,863,621 shares of common stock authorized for issuance under the 2018 Plan.

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

Stock Option Activity

The following table summarizes our stock option activity under our stock plans and related information:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(years)	(in thousands)
Balance at December 31, 2018	2,195,788	2,998,590	$9.39	8.05	$53,994
Options granted	(1,418,000)	1,418,000	$35.32
Options forfeited	240,205	(240,205)	$19.45
Options exercised	—	(287,468)	$7.20
Options expired	1,137	(1,137)	$30.30
Options repurchased	738	—
Shares added to plans	955,973	—
Balance at December 31, 2019	1,975,841	3,887,780	$18.38	7.69	$141,505
Vested and expected to vest		3,887,780	$18.38	7.69	$141,505
Exercisable as of December 31, 2019		2,270,563	$8.17	7.70	$105,835

The weighted-average fair values of stock options granted during the years 2019, 2018 and 2017 was $24.8, $10.5 and $4.3 per share, respectively. The total intrinsic value of options exercised during the years 2019, 2018 and 2017 was $8.6 million, $1.7 million and $0.1 million, respectively. The total fair value of stock options vested was $6.8 million, $2.6 million and $1.1 million during the years 2019, 2018 and 2017, respectively.

At December 31, 2019 and 2018, 25,081 shares and 33,882 shares, respectively, related to the early exercise of stock options, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short term liability. These liabilities were approximately $0.2 million as of December 31, 2019 and 2018, respectively, and were included in accrued liabilities on the consolidated balance sheets. Amounts from such liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

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

The fair values for the stock options granted to employees and non-employee directors were estimated at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.3% - 2.6%	2.5% - 3.1%	1.8% - 2.2%
Expected term (years)	5.0 - 6.0	5.0 - 6.1	5.8 - 6.1
Expected volatility	73.0% - 80.0%	80.0% - 84.5%	81.0% - 85.3%
Dividend yield	—%	—%	—%

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

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$6,636	$1,427	$462
General and administrative	5,546	1,352	559
Total	$12,182	$2,779	$1,021

As of December 31, 2019, there was approximately $36.2 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 2.9 years. The weighted-average remaining contractual term of options outstanding at December 31, 2019 was 7.7 years.

Our stock-based compensation expense for the year ended December 31, 2019 includes approximately $0.7 million in expense related to modifications of stock options for members of our Board of Directors.

Stock Options Granted to Outside Consultants

We did not grant any stock options to consultants for the years ended December 31, 2019 and 2017. For the year ended December 31, 2018, we granted to consultants a total of 1,101 stock options. Stock-based compensation expense related to outside consultants was insignificant for each of the years ended December 31, 2019, 2018 and 2017.

Employee Stock Purchase Plan

In September 2018, we adopted the 2018 Employee Stock Purchase Plan (the “ESPP”), which initially reserved 250,000 shares of our common stock for employee purchases under terms and provisions established by the Board of Directors, with automatic annual increases on January 1 of each year equal to the lesser of (a) 1% of the total number of shares of our common stock outstanding on the last day of the preceding year, or (b) 500,000 shares of our common stock. Under the ESPP, employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of common stock on the first trading day of each offering period or on the exercise date. The ESPP provides for consecutive 12-month offering periods. The offering periods may start on the first trading day on or after May 16 or November 16 of each year, except for the first offering period which commenced on September 13, 2018, the pricing date and the effective date of our registration statement. Contributions under the ESPP are limited to a maximum of 15% of an employee's eligible compensation. We recorded approximately $0.6 million and $0.2 million of stock-based compensation expense related to our ESPP for the years ended December 31, 2019 and 2018, respectively.

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

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator
Net income (loss)	$(53,792)	$18,167	$(28,697)
Allocation of undistributed earnings to participating securities	—	(13,250)	—
Net income (loss) attributable to common stockholders	(53,792)	4,917	(28,697)
Denominator
Weighted-average common shares outstanding, basic	25,778,122	7,622,602	569,719
Effect of dilutive shares	—	1,004,871	—
Weighted-average shares outstanding used in per share calculation, diluted	25,778,122	8,627,473	569,719
Net income (loss) per share, basic	$(2.09)	$0.65	$(50.37)
Net income (loss) per share, diluted	$(2.09)	$0.57	$(50.37)

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share attributable to common stockholders, because their effect would have been antidilutive for the periods presented.

	Year Ended December 31,
	2019	2018	2017
Series A-1 convertible preferred stock	—	—	4,408,893
Series B-1 convertible preferred stock	—	—	2,527,221
Series B-2 convertible preferred stock	—	—	2,106,014
Series B-3 convertible preferred stock	—	—	3,243,306
Employee stock purchase plan	8,054	27,751	—
Warrants to purchase capital stock	81,966	168,046	173,000
Common stock options issued and outstanding	3,887,780	1,993,720	1,921,453
Early exercised common stock subject to future vesting	25,081	33,882	4,146
Total	4,002,881	2,223,399	14,384,033

12. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(53,789)	$18,226	$(28,589)
Foreign	(3)	(59)	(108)
Total	$(53,792)	$18,167	$(28,697)

The income tax provision is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$—	$—	$—
State	800	800	800
International	—	—	—
Total current tax expense	800	800	800
Deferred
Federal	—	—	—
State	—	—	—
International	—	—	—
Total deferred tax expense	—	—	—
Total tax expense	$800	$800	$800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The tax effects of significant items comprising our net deferred tax assets are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$40,501	$29,983
Stock-based compensation	2,046	453
Deferred revenue	—	1,179
Other accrued expenses	3,330	1,079
Total deferred tax assets	45,877	32,694
Deferred tax liabilities:
Fixed assets and intangibles	(1,577)	(141)
Total deferred tax liabilities	(1,577)	(141)
Valuation allowance	(44,300)	(32,553)
Net deferred tax assets	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Because of our recent history of operating losses, we believe that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, have provided a valuation allowance.

The valuation allowance increased by $11.7 million and decreased by $4.5 million and $8.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Net operating losses and tax credit carryforwards as of December 31, 2019 are as follows (amounts in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$50,403	No expiration
Net operating losses, federal (pre January 1, 2018)	103,950	2031 - 2037
Net operating losses, state	111,770	2031 - 2036
Tax credits, federal	10,100	2031 - 2039
Tax credits, state	4,934	No expiration

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

The effective tax rate of our provision for (benefit from) income taxes differs from the federal statutory income tax provision as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State tax	0.0%	0.0%	0.0%
Stock option expense	1.1%	1.6%	(0.6%)
General business credit	10.8%	(14.7%)	4.2%
Uncertain tax positions	(10.8%)	14.7%	(4.2%)
Change in valuation allowance	(21.8%)	(24.8%)	30.1%
Other permanent differences	(0.2%)	2.2%	(3.3%)
Tax reform—tax rate change	0.0%	0.0%	(61.2%)
Total	0.0%	0.0%	0.0%

A reconciliation of our unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Balance at beginning of year	$8,958	$6,119
Addition for tax positions in prior years	—	736
Addition for tax positions in current year	6,076	2,103
Balance at end of year	$15,034	$8,958

There is approximately $15.0 million of unrecognized tax benefits included in our consolidated balance sheets. Because of our valuation allowance in the United States, none of the $15.0 million of uncertain tax positions would, if recognized, affect the effective tax rate. We do not believe that our unrecognized tax benefits will significantly change within the next 12 months.

It is our practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019, we had no accrued interest and penalties related to uncertain tax positions.

We file federal, state and foreign income tax returns with varying statutes of limitations. A number of our tax returns remain subject to examination by the tax authorities. These include the U.S. federal and California returns for June 30, 2011 and later years.

13. Selected Quarterly Financial Data (Unaudited)

The following tables present certain unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$—	$—	$30,000	$5,160
Income (loss) from operations	$(26,611)	$(23,333)	$6,049	$(14,871)
Net income (loss)	$(24,924)	$(22,296)	$7,115	$(13,687)
Net income (loss) per share - basic	$(0.80)	$(0.93)	$0.30	$(0.57)
Net income (loss) per share - diluted	$(0.80)	$(0.93)	$0.28	$(0.57)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenue	$26,137	$18,564	$12,987	$11,449
Income from operations	$8,262	$6,477	$1,871	$532
Net income	$9,377	$6,683	$1,797	$310
Net income per share - basic	$0.39	$—	$—	$—
Net income per share - diluted	$0.37	$—	$—	$—

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The results of management’s assessment were reviewed with the Audit Committee.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, certain corporate governance matters and compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information that will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2019.

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

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 11, 2018).

4.2*	Description of Securities.
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

10.3+

Forms of grant notice, stock option agreement and notice of exercise under the Principia Biopharma Inc. 2008 Equity Incentive Plan. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

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

10.11+

Offer of Employment, by and between Principia Biopharma Inc. and Stefani Wolff, dated as of December 19, 2016 (incorporated herein by reference to Exhibit 10.11 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

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

10.16+

Offer of Employment, by and between Principia Biopharma Inc. and David Goldstein, Ph.D., dated as of February 28, 2011 (incorporated herein by reference to Exhibit 10.20 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.17+

Offer of Employment, by and between Principia Biopharma Inc. and Roy Hardiman, dated as of December 17, 2014 (incorporated herein by reference to Exhibit 10.21 to the Company’s Form S-1/A (File No. 333-226922), filed with the SEC on September 4, 2018).

10.18+	Change in Control and Severance Agreement, by and between Principia Biopharma Inc. and Dolca Thomas, M.D., dated as of April 18, 2019.

14.1	Amended Code of Ethics and Business Conduct (incorporated herein by reference to Exhibit 14.1 to the Company’s Form 8-K (File No. 001-38653), filed with the SEC on November 5, 2019).
21.1	List of Subsidiaries of Principia Biopharma Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form S-1 (File No. 333-226922), filed with the SEC on August 17, 2018).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
#	Confidential treatment has been requested for portions of this exhibit.
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

PRINCIPIA BIOPHARMA INC.

Date: March 10, 2020	By:	/s/ Martin Babler
Martin Babler
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Babler	Chief Executive Officer and Director	March 10, 2020
Martin Babler	(Principal Executive Officer)

/s/ Christopher Y. Chai	Chief Financial Officer	March 10, 2020
Christopher Y. Chai	(Principal Financial and Accounting Officer)

/s/ Alan B. Colowick	Director and Board Chair	March 10, 2020
Alan B. Colowick

/s/ Dan Becker	Director	March 10, 2020
Dan Becker

/s/ Simeon George	Director	March 10, 2020
Simeon George

/s/ Shao-Lee Lin	Director	March 10, 2020
Shao-Lee Lin

/s/ Patrick Machado	Director	March 10, 2020
Patrick Machado

/s/ Shawn Tomasello	Director	March 10, 2020
Shawn Tomasello