Form 10-Q
period 2020-03-31
Principia Biopharma Inc.
filed 2020-05-06
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 33,040,758 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$59,427	$39,537
Short-term marketable securities	252,042	276,043
Prepaid expenses and other current assets	4,627	4,165
Total current assets	316,096	319,745
Property and equipment, net	9,363	9,687
Operating lease right-of-use asset	6,624	—
Restricted cash	567	567
Long-term marketable securities	29,645	52,257
Other long-term assets	480	480
Total assets	$362,775	$382,736
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,623	$1,850
Deferred rent, current portion	—	1,181
Operating lease liability, current portion	1,829	—
Accrued research and development liabilities	10,365	5,791
Accrued other liabilities	956	602
Accrued compensation	3,248	6,715
Total current liabilities	18,021	16,139
Long-term deferred rent	—	7,619
Long-term operating lease liability	13,306	—
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 33,026,825 and 32,950,836 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	549,622	544,709
Accumulated other comprehensive income	65	9
Accumulated deficit	(218,242)	(185,743)
Total stockholders' equity	331,448	358,978
Total liabilities and stockholders’ equity	$362,775	$382,736

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$—	$5,160
Operating expenses:
Research and development	26,742	15,523
General and administrative	7,369	4,508
Total operating expenses	34,111	20,031
Loss from operations	(34,111)	(14,871)
Other income, net	—	1
Interest income	1,612	1,183
Net loss	$(32,499)	$(13,687)
Net loss per share, basic and diluted	$(0.99)	$(0.57)
Weighted-average shares used to calculate net loss per share, basic and diluted	32,993,753	23,866,066

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(32,499)	$(13,687)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	56	149
Comprehensive loss	$(32,443)	$(13,538)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	32,950,836	$3	$544,709	$9	$(185,743)	$358,978
Stock-based compensation expense	—	—	4,389	—	—	4,389
Exercise of stock options and vesting of early exercise shares	75,989	—	524	—	—	524
Unrealized gain on available-for-sale securities	—	—	—	56	—	56
Net loss	—	—	—	—	(32,499)	(32,499)
Balance at March 31, 2020	33,026,825	$3	$549,622	$65	$(218,242)	$331,448

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860
Stock-based compensation expense	—	—	2,205	—	—	2,205
Exercise of stock options and vesting of early exercise shares	1,230	—	7	—	—	7
Unrealized gain on available-for-sale securities	—	—	—	149	—	149
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	456	456
Net loss	—	—	—	—	(13,687)	(13,687)
Balance at March 31, 2019	23,866,681	$2	$304,605	$21	$(145,638)	$158,990

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(32,499)	$(13,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on marketable securities	(347)	(526)
Depreciation	502	346
Stock-based compensation	4,389	2,205
Deferred rent	—	472
Non-cash lease expense	131	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(462)	471
Deferred revenue	—	(5,160)
Accounts payable	(227)	(35)
Accrued liabilities	1,461	(492)
Lease liability	(420)	—
Net cash used in operating activities	(27,472)	(16,406)
Investing activities:
Purchases of property and equipment	(178)	(1,376)
Maturities of marketable securities	84,761	34,410
Purchases of marketable securities	(37,745)	(36,536)
Net cash provided by (used in) investing activities	46,838	(3,502)
Financing activities:
Proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	524	7
Net cash provided by financing activities	524	7
Net increase (decrease) in cash, cash equivalents and restricted cash	19,890	(19,901)
Cash, cash equivalents and restricted cash at beginning of period	40,104	35,138
Cash, cash equivalents and restricted cash, at end of period	$59,994	$15,237
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	$—	$8,324
Purchases of property and equipment accrued but not yet paid	$—	$293

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

We, Principia Biopharma Inc. (“Principia”), are a late-stage biopharmaceutical company dedicated to bringing transformative therapies to patients with significant unmet medical needs in immune-mediated diseases. We were incorporated on October 6, 2008, began operations in February 2011, and are headquartered in South San Francisco, California.

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

These interim condensed consolidated financial statements and related disclosures are unaudited, have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal and recurring nature that are necessary for the fair presentation of our financial position and results of operations for the periods presented. The condensed consolidated balance sheets as of December 31, 2019 included herein were derived from audited consolidated financial statements as of that date. This quarterly report should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020 (“2019 Annual Report”).

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Our cash and cash equivalents are maintained with a limited number of financial institutions in the United States. Cash amounts on deposit have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $341.1 million and $367.8 million at March 31, 2020 and December 31, 2019, respectively.

We are subject to a number of risks similar to other biopharmaceutical companies with development and pre-commercial operations, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials or delays in the progress of such trials, our reliance on third parties or partners to conduct our clinical trials, the need to obtain regulatory and marketing approvals for our drug candidates or to rely on partners to do so, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of our drug candidates, delays or problems in the supply of our drug candidates, loss of single source suppliers or failure to comply with manufacturing regulations, identifying other drug candidates, product development and the inherent uncertainty of clinical success, our right to develop and commercialize our drug candidates pursuant to the terms and conditions of the licenses granted to us, protection of proprietary technology, the ability to make or collect milestone, royalty or other payments due, or due to us, under any license or collaboration agreements, and the need to secure and maintain adequate manufacturing arrangements with third parties. If we do not successfully commercialize or partner any of our drug candidates, we will be unable to generate product revenue or achieve profitability.

Cash and Cash Equivalents

We consider all highly liquid financial instruments with original maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents are stated at fair value.

Marketable Securities

We carry marketable securities consisting primarily of money market funds, U.S. Treasury securities and obligations of government-sponsored enterprises and corporate bonds and commercial paper. Marketable securities with maturities greater than 90 days at the time of purchase and that mature less than one year from the consolidated balance sheet date are classified as short-term. Marketable securities with a maturity date greater than one year at each balance sheet date are classified as long-term. All of our marketable securities are considered available-for-sale and carried at estimated fair values on the condensed consolidated balance sheets. Unrealized gains or losses, when such losses are not deemed to be credit-related, are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity on the condensed consolidated balance sheets. Credit-related losses, if any, are recognized in earnings and limited to the difference between the security's fair value and its amortized cost basis. Realized gains and losses from sales of marketable securities are included in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest earned on marketable securities is included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts and such amortization and accretion are included as a component of interest income.

Restricted Cash

As of March 31, 2020 and December 31, 2019, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the condensed consolidated balance sheets.

Segments

We have one operating segment. Our chief operating decision maker, our President and Chief Executive Officer, manages our operations on a consolidated basis in assessing performance and allocating resources.

Leases

We enter into operating lease agreements for our laboratory and office facilities. Effective January 1, 2020, we adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), or ASC 842, using a modified retrospective approach. Under this approach, we recorded an operating lease right-of-use (“ROU”) asset and lease liability of approximately $6.8 million and $15.6 million, respectively, and eliminated the previously recorded deferred rent of $8.8 million in our condensed consolidated balance sheet as of the adoption date. There was no impact to accumulated deficit upon adoption.

We determine whether an arrangement is or contains a lease at inception. For operating leases, we recognize a ROU asset and operating lease liability in our condensed consolidated balance sheets. ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU assets and lease liabilities at lease commencement based on the present value of lease payments due over the lease term, and adjust ROU assets for any lease prepayments made or lease incentives received. In determining the present value of lease payments, we use the rate implicit in the lease, if known, or we use an estimated incremental borrowing rate based on the information available at the lease commencement date.

We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

Revenue Recognition

Effective January 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, using the modified retrospective approach. Under this approach, we recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods and services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

During the three months ended March 31, 2020, we did not recognize any revenue from performance obligations satisfied in previous periods.

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

Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing our net income (loss) by the weighted-average number of shares of common stock outstanding for the period.

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

Recently Adopted Accounting Standards or Updates

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, permitting another transition method for ASC 842, which allows companies to reflect any transition impact as a cumulative-effect adjustment to its opening retained earnings at the adoption date, without adjusting any comparative information presented in the financial statements. We adopted ASC 842 on January 1, 2020 using a modified retrospective approach and elected the transition method described above. As a result, our condensed consolidated financial statements for the period beginning January 1, 2020 are presented under the new leases standard, while prior comparative periods are reported consistent with prior accounting standards. We elected the package of practical expedients upon transition to carryforward our prior conclusions regarding contracts containing leases and lease classifications. We also elected, as ongoing accounting policies, not to apply the requirements of ASC 842 to short-term leases (generally those with initial terms of 12 months or less) and to combine the accounting for lease and non-lease components. Upon adoption, we recorded an operating lease ROU asset and lease liability related to our corporate headquarters lease and eliminated the previously recorded deferred rent in our condensed consolidated balance sheet. There was no impact to accumulated deficit upon adoption. See Note 7, Commitments and Contingencies, for additional information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated accounting guidance requires changes to the recognition of credit losses on financial instruments not accounted for at fair value through net income. Specifically, the ASU requires companies to recognize an allowance for credit losses on available-for-sale debt securities that are impaired as a result of credit-related factors and replaces the prior other-than-temporary impairment model. We adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures. Our share-based payments related to nonemployees is insignificant.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, modifies and adds disclosure requirements for fair value measurements. We adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$54,841	$—	$—	$54,841
Short-term marketable securities
Corporate commercial paper	—	93,347	—	93,347
Corporate debt securities	—	142,640	—	142,640
Government‑sponsored enterprise securities	—	16,055	—	16,055
Long-term marketable securities
Corporate debt securities	—	8,534	—	8,534
Government‑sponsored enterprise securities	—	21,111	—	21,111
Total	$54,841	$281,687	$—	$336,528

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	—	6,983	—	6,983
Corporate debt securities	—	10,204	—	10,204
Short-term marketable securities
Corporate commercial paper	—	95,088	—	95,088
Corporate debt securities	—	154,690	—	154,690
Government‑sponsored enterprise securities	—	26,265	—	26,265
Long-term marketable securities
Corporate debt securities	—	14,202	—	14,202
Government‑sponsored enterprise securities	—	38,055	—	38,055
Total	$17,664	$345,487	$—	$363,151

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the three months ended March 31, 2020 and 2019.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$54,841	$—	$—	$54,841
Total cash equivalents	54,841	—	—	54,841
Short-term marketable securities
Corporate commercial paper	93,091	256	—	93,347
Corporate debt securities	142,848	99	(307)	142,640
Government‑sponsored enterprise securities	15,994	61	—	16,055
Total short-term marketable securities	251,933	416	(307)	252,042
Long-term marketable securities
Corporate debt securities	8,563	—	(29)	8,534
Government‑sponsored enterprise securities	21,037	74	—	21,111
Total long-term marketable securities	29,600	74	(29)	29,645
Total	$336,374	$490	$(336)	$336,528

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	6,982	1	—	6,983
Corporate debt securities	10,205	—	(1)	10,204
Total cash equivalents	34,851	1	(1)	34,851
Short-term marketable securities
Corporate commercial paper	95,061	36	(9)	95,088
Corporate debt securities	154,678	54	(42)	154,690
Government‑sponsored enterprise securities	26,231	34	—	26,265
Total short-term marketable securities	275,970	124	(51)	276,043
Long-term marketable securities
Corporate debt securities	14,194	8	—	14,202
Government‑sponsored enterprise securities	38,037	18	—	38,055
Total long-term marketable securities	52,231	26	—	52,257
Total	$363,052	$151	$(52)	$363,151

All our marketable securities are considered available-for-sale. There were no sales of available-for-sale marketable securities in any of the periods presented. The aggregate fair value of marketable securities that were in unrealized loss positions was approximately $107.4 million as of March 31, 2020 and included 16 investment positions with aggregate unrealized losses of approximately $0.3 million. Unrealized losses on an individual security basis was immaterial. We had aggregate net unrealized gains of approximately $0.2 million and $0.1 million at March 31, 2020 and December 31, 2019, respectively, with respect to our entire marketable securities portfolio.

As of March 31, 2020, we did not have the intent, and management had not made any decisions, to sell our investments that were in an unrealized loss position and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined that a credit loss did not exist as of March 31, 2020. At March 31, 2020, the remaining contractual maturities of long-term marketable securities were less than two years. In April 2020, we decided to sell certain of our short-term and long-term marketable securities and received approximately $101.9 million in gross proceeds, realizing a net gain of $0.2 million.

5. Balance Sheet Components

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$59,427	$39,537	$14,670	$34,489
Restricted cash, current	—	—	—	82
Restricted cash, non-current	567	567	567	567
Total	$59,994	$40,104	$15,237	$35,138

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$2,174	$2,007
Computer equipment	289	289
Furniture and fixtures	1,560	1,549
Leasehold improvements	8,324	8,324
	12,347	12,169
Less accumulated depreciation and amortization	(2,984)	(2,482)
Total	$9,363	$9,687

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Other accounts receivable	$1,515	$1,272
Prepaid expenses	3,112	2,893
Total	$4,627	$4,165

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

We concluded upon analysis that there is no adjustment necessary in revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. For the three months ended March 31, 2020 and 2019, no revenue was recognized from the Sanofi Agreement. There was no deferred revenue related to the Sanofi Agreement at March 31, 2020 and December 31, 2019.

AbbVie

In June 2017, we entered into a collaboration agreement with AbbVie, or the AbbVie Agreement, to research and develop oral immunoproteasome inhibitors and received an upfront payment of $15.0 million. Prior to the adoption of ASC 606, we concluded under ASC 605 that the $15.0 million received related to a combined unit of accounting and was required to be recognized as revenue ratably over the performance period, which was estimated to continue through the fourth quarter of 2019. On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed, non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price. Revenue was recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, subject to an extension for up to six months. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605. We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date.

In March 2019, we and AbbVie agreed to conclude the collaboration and as of the date of termination, there were no further financial obligations between us. We recognized the remaining balance of the transaction price of $5.2 million in revenue during the three months ended March 31, 2019, upon termination of the AbbVie Agreement. No revenue was recognized from the AbbVie Agreement in subsequent periods as the agreement had been terminated.

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

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven-year period with an option to extend for another seven-year period subject to certain conditions. Pursuant to the Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which was recorded as long-term restricted cash at March 31, 2020 and December 31, 2019. The Lease Agreement allows for a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides, and we have utilized, an additional tenant improvement allowance of up to $1.2 million to be applied to the costs of tenant improvements. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements in our condensed consolidated balance sheets, with a corresponding lease incentive obligation which was classified as deferred rent as of December 31, 2019.

On January 1, 2020, we adopted ASC 842 and recorded an operating lease ROU asset and lease liability in our condensed consolidated balance sheet related to the Lease Agreement. Upon adoption, we recorded an operating lease ROU asset of $6.8 million, an operating lease liability of $15.6 million, and eliminated our existing deferred rent balance of $8.8 million. There was no impact to accumulated deficit upon adoption.

We recognize ROU assets and lease liabilities based on the present value of lease payments due over the lease term, and adjust ROU assets for any lease prepayments made or lease incentives received. In determining the present value of remaining lease payments for our corporate headquarters lease, we used an estimated incremental borrowing rate based on the information available at the adoption date. As of March 31, 2020, the remaining lease term related to the Lease Agreement was 5.8 years, through January 2026, and the incremental borrowing rate used to determine the present value of remaining lease payments was 9%. Cash paid for amounts included in the measurement of our lease liability for the three months ended March 31, 2020 was $0.8 million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

We recorded rent expense of $0.7 million for each of the three months ended March 31, 2020 and 2019. We recognize lease expense on a straight-line basis over the lease term. Where leases contain escalation clauses, rent abatements, and/or concessions such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. We amortize leasehold improvements over the shorter of their estimated useful life or the term of the lease. We do not assume renewals in our determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception. We have determined that our lease related to the Lease Agreement commenced on August 1, 2018, when we had right to use or control physical access to the new leased premises.

The following table reconciles future lease payments for the periods presented to our operating lease liability as of March 31, 2020 (in thousands):

Year ended December 31,
2020 (remaining 9 months)	$2,326
2021	3,193
2022	3,296
2023	3,403
2024	3,514
2025 and beyond	3,933
Total lease payments	19,665
Present value adjustment	(4,530)
Operating lease liability	$15,135

Our previous lease, which expired on January 31, 2019, was for 30,000 square feet of office, research and development, and laboratory space in South San Francisco. It was subject to several amendments to secure additional space, sublease certain office and laboratory space and/or extend the lease term.

Indemnifications

We are required to recognize a liability for the fair value of any obligations we assume upon the issuance of a guarantee. We have certain agreements with licensors, licensees, collaborators and service providers that contain indemnification provisions. In such provisions, we typically agree to indemnify the licensor, licensee collaborator or service provider against certain types of third party claims. The maximum amount of the indemnifications is usually not limited. We accrue for known indemnification issues when a loss is probable and can be reasonably estimated. There were no accruals for expenses related to indemnifications for any periods presented.

We indemnify each of our officers and directors, as well as certain employees, for certain events or occurrences, subject to certain limitations, while the officer, director or employee is or was serving at our request in such capacity, as permitted under Delaware law and in accordance with our certificate of incorporation, our bylaws and certain indemnification agreements between us and each of our directors, officers and applicable employees. The term of the indemnification period lasts as long as an officer, a director or applicable employee may be subject to any proceeding arising out of acts or omissions of such officer, director or applicable employee in such capacity. The maximum amount of potential future indemnification is unlimited; however, we currently hold director and officer liability insurance. This insurance allows the transfer of risk associated with our exposure and may enable us to recover a portion of any future amounts paid with regards to our officers and directors. We believe that the fair value of these indemnification obligations is minimal. Accordingly, we have not recognized any liabilities relating to these obligations for any period presented.

8. Stock-Based Compensation

The following table summarizes our stock option activity under our stock plans and related information:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2019	3,887,780	$18.38
Options granted	1,279,300	$67.08
Options forfeited	(8,000)	$30.03
Options exercised	(72,833)	$6.89
Balance at March 31, 2020	5,086,247	$30.78
Vested and expected to vest	5,086,247	$30.78
Exercisable as of March 31, 2020	2,483,500	$11.12

At March 31, 2020 and December 31, 2019, 21,925 shares and 25,081 shares, respectively, related to the early exercise of stock options, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short-term liability. These liabilities were approximately $0.2 million as of March 31, 2020 and December 31, 2019, and were included in accrued liabilities on the condensed consolidated balance sheets. Amounts from such liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,343	$1,150
General and administrative	2,046	1,055
Total	$4,389	$2,205

As of March 31, 2020, there was approximately $82.1 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.4 years. The weighted-average remaining contractual term of options outstanding at March 31, 2020 was 8.1 years.

9. Net Loss per Share

Basic net loss per share is calculated by dividing our net loss by the weighted-average number of shares of common stock outstanding for the period. In periods of net loss, diluted net loss per share is the same as basic net loss per share as the inclusion of potentially dilutive securities in the calculation would be anti-dilutive.

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net loss per share, because their effect would have been antidilutive for the periods presented:

	Three Months Ended March 31,
	2020	2019
Employee stock purchase plan	24,604	48,776
Warrants to purchase common stock	81,966	168,046
Common stock options issued and outstanding	5,086,247	4,016,565
Early exercised common stock subject to future vesting	21,925	31,914
Total	5,214,742	4,265,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020.

Overview

We are a late-stage biopharmaceutical company dedicated to bringing transformative therapies to patients with significant unmet medical needs in immune-mediated diseases. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of an oral or topical treatment. We retain full, worldwide rights to rilzabrutinib, PRN473 Topical, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include rilzabrutinib for the treatment of pemphigus (pemphigus vulgaris (PV) and pemphigus foliaceus (PF)); rilzabrutinib for the treatment of immune thrombocytopenia (ITP); rilzabrutinib for the treatment of IgG4-Related Disease (RD); PRN473 Topical, a reversible covalent BTK inhibitor being developed for immune-mediated diseases that could benefit from localized application to the skin; and PRN2246/SAR442168, an irreversible BTK inhibitor which crosses the blood-brain barrier, for the treatment of multiple sclerosis (MS) and other central nervous system (CNS) diseases. In January 2020, we announced suspension of PRN1371, an inhibitor of Fibroblast Growth Factor Receptor designed for the treatment of solid tumors, to focus our portfolio on immune-mediated diseases.

•

We are conducting a global Phase 3 pivotal clinical trial of rilzabrutinib in pemphigus, evaluating rilzabrutinib in PV patients and a smaller number of PF patients. We anticipate Phase 3 data in the second half of 2021. In December 2019, we announced control of disease activity and complete response rates from our Phase 2 Part B trial. Final data from the Phase 2 Part B trial will be submitted for presentation at an upcoming medical conference in the first half of 2020.

In parallel, we are evaluating rilzabrutinib in a Phase 1/2 clinical trial in ITP and presented positive interim data from this trial at the 61st ASH Annual Meeting in December 2019. We anticipate reporting Phase 2 data for rilzabrutinib in ITP in the second half of 2020.

In January 2020, we announced an expansion in the development of rilzabrutinib into IgG4-RD, an immune-mediated disease of chronic inflammation and fibrosis that, if left untreated, can lead to severe morbidity including organ dysfunction and organ failure. We anticipate initiating a Phase 2 clinical trial for rilzabrutinib in IgG4-RD in the second half of 2020.

Beyond pemphigus, ITP, and IgG4-RD, we believe there are numerous immune-mediated diseases for which rilzabrutinib may have therapeutic benefit. We anticipate commercializing rilzabrutinib, if approved, by developing our own sales organization targeting dermatologists, hematologists and rheumatologists at specialized centers in the United States.

•

In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound in patients suffering from MS. In April 2020, Sanofi announced data for its Phase 2b clinical trial in relapsing MS. Specifically, Sanofi announced that PRN2246/SAR442168 achieved both its primary and secondary endpoints, significantly reduced disease activity associated with MS as measured by MRI and was well tolerated in the Phase 2b trial with no new safety findings. Sanofi reiterated that it anticipates initiating four Phase 3 clinical trials in relapsing and progressive forms of MS in the middle of 2020. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens.

•

In January 2020, we announced an expansion of our BTK franchise with PRN473 Topical, which is being developed for immune-mediated diseases that could benefit from localized application to the skin. In March 2020, we initiated a Phase 1 clinical trial of PRN473 Topical, which is anticipated to be completed in 2020. We also plan to initiate an open-label, placebo-controlled Phase 1 trial to evaluate the pharmacologic activity on skin reactions induced by challenge agents in 2020. PRN473 Topical is our third BTK inhibitor in the clinic, joining rilzabrutinib and PRN2246/SAR442168.

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

Since inception and through March 31, 2020, we have financed our operations primarily with proceeds totaling $541.0 million from our initial public offering (“IPO”) and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. We received a $30.0 million milestone payment in 2019 and milestone payments totaling $25.0 million in 2018 from our collaboration agreement with Sanofi. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively.

As of March 31, 2020, we held cash, cash equivalents and marketable securities totaling $341.1 million. We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of March 31, 2020, we have an accumulated deficit of $218.2 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If after reviewing the Phase 2 data, we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at March 31, 2020 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the first quarter of 2020, we established a cross-functional task force and have implemented certain measures across our business designed to address and mitigate the impact of the COVID-19 pandemic on our employees, clinical trial participants, clinical investigators, third-party vendors, partners and our business. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our response strategy. We began responding to the risks and uncertainties caused by the COVID-19 outbreak at the end of January 2020. In mid-March 2020, our workforce transitioned to working remotely, with the exception of a small number of employees who continue to perform essential activities at our office in South San Francisco, California using practices that are outlined in a social distancing protocol required by local order. We are currently preparing plans to allow employees to return to the office in the future. This return will follow a phased approach that is principles-based and in compliance with state and local orders applicable to our office location, with a focus on employee safety and optimal work environment. At this time, we do not know when we will be able to commence on-site operations (other than essential activities) for our employees. Until that time, we plan to continue to work remotely.

Supply Chain

We are working closely with our third-party manufacturers, distributors and other partners, to manage our supply chain activities and mitigate potential disruptions to our drug candidate supplies as a result of the COVID-19 pandemic. At this point we expect to have adequate global supply of clinical trial material to meet the needs of our current clinical trials. However, if the COVID-19 pandemic persists for an extended period of time and further impacts essential distribution systems and delivery services, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to complete our clinical trials and advance our drug candidates through regulatory approval.

Clinical Development

With respect to clinical development, we have begun to implement telemedicine approaches to maintain clinical trial participant and investigator safety, trial continuity and to collect participant data and preserve data integrity of our trials. The COVID-19 pandemic has caused slowdowns in clinical trial enrollment and a re-allocation of healthcare resources. We currently anticipate that it will have an impact on the clinical development timeline for one of our clinical programs, specifically, the initiation of our planned Phase 2 clinical trial of rilzabrutinib in IgG4-RD. We previously announced that we anticipated initiating such trial in the first half of 2020; however, we now anticipate this new trial to begin in the second half of 2020, due to the prioritization of healthcare resources for COVID-19 at our clinical trial sites. As the COVID-19 pandemic continues, we could see an impact on our ability to maintain participant enrollment in several or all of our trials. We could also see an impact on the ability to supply sufficient drug candidate for our trials, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to other clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Research and Development Pipeline

Our research and development pipeline depends on our ability to continue to identify compounds that may be viable product candidates for future clinical development. The COVID-19 pandemic may materially impact or delay these research and development activities. We currently have a small number of research and development employees working in our facility to perform critical tasks related to the supply of drug candidates for our clinical trials. As we phase in a return to our usual operations, we expect that more employees will return to laboratories to resume research efforts. We cannot know what the impact of limiting the number of employees in our labs will be, but we anticipate that such limitations may result in delays in our earlier stage research programs.

Regulatory Activities

With respect to regulatory activities, it is possible that we could experience delays in the timing of our interactions with FDA or other regulatory authorities due to, for example, inability to conduct planned physical inspections related to regulatory approval, the diversion of efforts and attention to approval of other therapeutics or other activities related to COVID-19, or absenteeism by governmental employees, which could delay approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals.

Corporate Development

With our strong cash balance, including the proceeds of our recent public offering, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of March 31, 2020 will fund our current planned operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, as well as other collaborations, strategic alliances and licensing arrangements, or other arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the COVID-19 pandemic may adversely affect our business operations and financial results,  the extent of the impact on our clinical development and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe, China and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities for the year.

In addition, while we continue to maintain our efforts to protect data and ensure appropriate cybersecurity, our temporary transition to a fully remote workforce may increase the risk of cybersecurity incidents or other data breaches. We cannot be certain that our cybersecurity and data privacy efforts will be unaffected by the impacts of the COVID-19 pandemic.

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

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the central nervous system, retina and ophthalmic nerve. We have agreed not to develop other BTK inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion,

Sanofi could expand its field upon a field expansion payment to us, as well as potential milestone payments and royalties within the expanded field.

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

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach. We concluded upon analysis that there is no adjustment necessary to revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement. All deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. In June 2019, we received a $30.0 million milestone payment from Sanofi for achieving a clinical development milestone and recognized the full payment as revenue. For the three months ended March 31, 2020 and 2019, we recorded no revenue from Sanofi. There was no deferred revenue related to the Sanofi Agreement at March 31, 2020 and December 31, 2019.

In connection with the AbbVie Agreement, we received a $15.0 million non-refundable upfront payment in June 2017. Prior to the adoption of ASC 606, we concluded under ASC 605 that the $15.0 million received related to a combined unit of accounting and was required to be recognized as revenue ratably over the performance period, which was estimated to continue through the fourth quarter of 2019. On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, the fixed, non-refundable and non-creditable upfront payment of $15.0 million received in 2017 was determined to be the transaction price. Revenue was recognized based on a measurement of progress toward the completion of the performance obligation of providing research services for two years, subject to an extension for up to six months. Based on this methodology, we concluded that under ASC 606, approximately $9.8 million in revenue should be recognized through December 31, 2018, as compared to $9.4 million under ASC 605. We recorded a cumulative adjustment to decrease accumulated deficit and deferred revenue by $0.4 million as of the adoption date. In March 2019, we and AbbVie agreed to end our collaboration. Therefore, we recognized the remaining balance of the transaction price of $5.2 million in revenue during the three months ended March 31, 2019, upon termination of the AbbVie Agreement. No revenue was recognized from the AbbVie Agreement in subsequent periods as the agreement had been terminated.

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

Other Income, Net

Other income, net, consists of insignificant amounts for all periods presented.

Interest Income

Interest income is primarily related to interest earned on our marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenue	$—	$5,160	$(5,160)	*
Operating expenses:
Research and development	26,742	15,523	11,219	72%
General and administrative	7,369	4,508	2,861	63%
Total operating expenses	34,111	20,031	14,080	70%
Loss from operations	(34,111)	(14,871)	(19,240)	*
Other income, net	—	1	(1)	*
Interest income	1,612	1,183	429	36%
Net loss	$(32,499)	$(13,687)	$(18,812)	*

*	Percentage not meaningful

Revenue

We recorded no revenue for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2019 was $5.2 million, consisting of a portion of the upfront payment received in connection with the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $26.7 million for the three months ended March 31, 2020, an increase of $11.2 million, compared to $15.5 million for the three months ended March 31, 2019. The increase was primarily driven by a $6.6 million increase in external rilzabrutinib program costs due to the progression of our global Phase 3 trial in pemphigus, ongoing Phase 2 trial in ITP and certain manufacturing activities to supply drug products for our trials, a $3.3 million increase in personnel related expenses due to increased research and development headcount and stock-based compensation expenses, and a $1.1 million increase in external program costs for PRN473 Topical primarily related to starting the Phase 1 trial in March 2020.

The following table summarizes research and development expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Rilzabrutinib program external expenses	$13,701	$7,105
PRN1371 program external expenses	245	647
PRN2246/SAR442168 program external expenses	—	8
PRN473 Topical program external expenses	1,573	466
Preclinical external expenses(1)	732	492
Personnel related expenses(2)	8,188	4,906
Other unallocated research and development expenses	2,303	1,899
Total research and development expenses	$26,742	$15,523

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $2.3 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the three months ended March 31, 2020, an increase of $2.9 million, compared to $4.5 million for the three months ended March 31, 2019. The increase was primarily driven by a $2.3 million increase in personnel related expenses due to increased headcount expenses and increased stock-based compensation expenses.

Other Income, Net

Other income, net, for the three months ended March 31, 2020 and 2019 was insignificant.

Interest Income

Interest income for the three months ended March 31, 2020 and 2019 was $1.6 million and $1.2 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The increase of $0.4 million is mainly due to higher balances of marketable securities in the first quarter of 2020, partially offset by lower yields, as compared to the same period in 2019.

Liquidity and Capital Resources

Since inception and through March 31, 2020, we have financed our operations primarily with proceeds totaling $541.0 million from our IPO and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. As of March 31, 2020 and December 31, 2019, we held cash, cash equivalents and marketable securities totaling $341.1 million and $367.8 million, respectively.

We do not have any products for sale and have not generated any product revenue since our inception. As of March 31, 2020, all our revenue has been generated from the non-refundable upfront and milestone payments received from our collaboration agreements with Sanofi and AbbVie. For the three months ended March 31, 2020 and 2019, we recorded net losses of $32.5 million and $13.7 million, respectively. As of March 31, 2020, we have an accumulated deficit of $218.2 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization and/or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties.

Based on our planned operations, we believe our cash, cash equivalents and marketable securities at March 31, 2020 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Additionally, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital on acceptable terms, if at all, which could in the future negatively affect our operations. Our future funding requirements will depend on many factors, including, but not limited to:

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

See our “Risk Factors” elsewhere in this quarterly report for a description of additional risks associated with our substantial capital requirements, including risks related to the ongoing impact of the COVID-19 pandemic.

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(27,472)	$(16,406)
Net cash provided by (used in) investing activities	46,838	(3,502)
Net cash provided by financing activities	524	7
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,890	$(19,901)

Net cash used in operating activities

During the three months ended March 31, 2020, net cash used in operating activities was $27.5 million, which resulted from a net loss of $32.5 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $4.4 million in stock-based compensation and $0.5 million in depreciation and amortization, partially offset by $0.3 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a $1.5 million increase in accrued liabilities, partially offset by a $0.5 million increase in prepaid expenses and other assets and a $0.4 million decrease in our lease liability.

During the three months ended March 31, 2019, net cash used in operating activities was $16.4 million, which resulted from a net loss of $13.7 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $2.2 million in stock-based compensation, $0.5 million in deferred rent and $0.3 million in depreciation and amortization, partially offset by $0.5 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue and a decrease of $0.5 million in accrued liabilities, partially offset by a $0.5 million decrease in prepaid expenses and other assets.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2020, net cash provided by investing activities was $46.8 million and is primarily the result of maturities in excess of purchases of marketable securities of $47.0 million offset by purchases of property and equipment of $0.2 million.

During the three months ended March 31, 2019, net cash used in investing activities was $3.5 million and is primarily the result of purchases in excess of maturities of marketable securities of $2.1 million and purchases of laboratory and computer equipment of $1.4 million.

Net cash provided by financing activities

During the three months ended March 31, 2020, net cash provided by financing activities was $0.5 million, relating to proceeds from the issuance of common stock upon exercise of options and participation in the employee stock purchase plan.

During the three months ended March 31, 2019, net cash provided by financing activities was not significant.

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

A summary of our critical accounting policies, significant judgments and use of estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. On an ongoing basis, we evaluate our judgments and estimates considering changes in circumstances, facts and experience. There were no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our condensed consolidated financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $341.1 million and $367.8 million as of March 31, 2020 and December 31, 2019, respectively, which consisted primarily of money market funds and fixed income, investment grade securities with contractual maturities of less than two years.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Our investments as of March 31, 2020 included $252.0 million in short-term marketable securities and $29.6 million in long-term marketable securities. Because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at March 31, 2020, a hypothetical 1% movement in market interest rates could result in a $1.3 million change in the fair value of our investments. Such losses would only be realized if we were to sell the investments prior to their maturities and the hypothetical 1% movement in market interest rates had a proportional effect on the price of the underlying investments. We had no debt outstanding as of March 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes before making an investment decision. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. These statements, like all statements in this report, speak only as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated), and, except as required by law, we undertake no obligation to update or revise these statements in light of future developments. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the three months ended March 31, 2020 and 2019, we recorded a net loss of $32.5 million and $13.7 million, respectively. As of March 31, 2020, we had an accumulated deficit of $218.2 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses, and continue to incur net operating losses, for the foreseeable future as we seek to advance our drug candidates. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of pemphigus, immune thrombocytopenia, or ITP, IgG4-Related Disease, dermatological conditions and any other indications that we may pursue in the future, as well as potentially funding a portion of the costs for Phase 3 clinical trials for treatment of multiple sclerosis, or MS, will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. Our expenses could increase beyond expectations, or we could experience delays, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform preclinical, clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur increasing costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

As of March 31, 2020, our cash, cash equivalents and marketable securities totaled $341.1 million. Based on our planned operations, we expect our existing cash, cash equivalents and marketable securities as of March 31, 2020, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

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

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:

•	additional foreign regulatory requirements;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	an inability to negotiate the terms of clinical trial agreements at arms’ length in countries where a template agreement for such trials is required by law;
•	cultural differences in medical practice and clinical research;
•	travel bans or restrictions that may be in place from time-to-time; and
•	diminished protection of intellectual property in some countries.

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

Because we have limited financial and managerial resources, we must prioritize our research programs and will need to focus our drug candidates on the potential treatment of certain indications. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may also relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

We expect to expand our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of March 31, 2020, we had 105 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the Tax Act. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. For federal income tax purposes, unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. For federal income tax purposes, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but, in the case of such losses arising in taxable years beginning after 2020, will be only deductible to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to recent federal income tax law changes reflected in the foregoing rules. In addition, both our current and our future unused losses and certain other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. As a result, our pre-2018 net operating loss carryforwards may expire prior to being used, our net operating loss carryforwards generated in taxable years beginning after 2020 and thereafter will be subject to a percentage limitation and, if we undergo an ownership change, our ability to use all of our pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in certain U.S. states and territories and in Australia. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of new tax legislation and changes in the mix of our operating results in certain jurisdictions, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting pronouncements or tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Our business, operations and clinical development plans and timelines, including the manufacturing, clinical trial and other business activities performed by us or by third parties we rely upon, could be adversely affected by the effects of health epidemics such as the recent COVID-19 pandemic.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs, licensing partners and other third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple regions of the world in which we, or third parties upon whom we rely, have planned or ongoing clinical trial sites, manufacturing facilities or other business operations. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. Government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, the State of California similarly declared a state of emergency and the Governor of California and other health officials announced shelter-in place orders, health directives and recommendations to reduce the spread of the disease.

In accordance with the shelter-in place orders, we have implemented work-from-home policies for employees since March 2020. The effects of the executive order may negatively impact productivity, limit employee resources, disrupt our operations and negatively impact our business and financial condition, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Moreover, quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19 or another health epidemic, could impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain or otherwise limit our ability to obtain sufficient materials to manufacturer our drug candidates to be used in our clinical trials. For example, any material manufacturing supply interruption of either rilzabrutinib or 473 Topical, or any of our future drug candidates, could adversely affect our ability to conduct ongoing and future clinical trials. In addition, closures of transportation carriers and hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

We currently anticipate that the initiation of our Phase 2 trial of rilzabrutinib in IgG4-RD will occur in the second half of 2020, instead of the first half of 2020 as we previously announced, due to the prioritization of healthcare resources for COVID-19 at our clinical trial sites. Our other clinical trials, or the clinical trials conducted by our partners, may be affected by the COVID-19 pandemic. Clinical site initiation, participant enrollment and trial data collection may be delayed or stalled due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among participants or staff about visiting hospitals and participating in our clinical trials. Some participants or staff may have difficulty following certain aspects of clinical trial protocols if quarantines impede movement, interrupt healthcare services or otherwise prevent compliance with clinical trial protocols. Similarly, our inability to successfully recruit, enroll and retain participants, principal investigators or site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state, could adversely impact our clinical trials. We may also experience delays in receiving approval from local or regional IRBs or regulatory authorities to initiate or modify our planned clinical trials.

Furthermore, we expect to rely on Sanofi to conduct their announced Phase 3 trials of PRN2246/SAR442168 under the terms of our collaboration agreement. We do not know how the COVID-19 pandemic will impact Sanofi’s business operations, including its progress with respect to clinical trials. In the event that Sanofi is unable to recruit and retain patients, continue work with principal investigators and site staff, or if Sanofi experiences delays in their Phase 3 trials, we may experience delays in the receipt of milestone payments or our business could be otherwise adversely affected.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and will depend on future developments that cannot be predicted with confidence at this time such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe, China and other countries, and the effectiveness of actions taken globally to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business including, without limitation, our clinical development and regulatory efforts, our corporate development objectives, our supply chain and the value of and market for our common stock. In addition, we do not yet know the full impact COVID-19 on our healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, financial condition and growth prospects.

We or the third parties upon whom we rely may be adversely impacted by natural disasters, health epidemics, political crises, and other catastrophic events or events outside of our control, which could materially impact our business results.

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

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply.  During the Transition Period, negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiration of the Transition Period.  Due to the current COVID-19 global pandemic, negotiations between the U.K. and the E.U. scheduled for March are either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

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

•	regulatory or legal developments in the United States and other countries;
•	the level of expenses related to rilzabrutinib, PRN2246/SAR442168, PRN473 Topical and any other future drug candidates or clinical development programs;
•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	the results of our efforts to discover, develop, acquire or in-license additional drug candidates;
•	recruitment or departure of key personnel;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	the economy as a whole and market conditions in our industry, including the ongoing economic impact of the COVID-19 pandemic;
•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•	the expiration of market standoff or contractual lock-up agreements;
•	the size of our market float; and
•	investors’ general perception of us and our business.

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

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. In addition, certain of our internal controls were not designed with a remote workforce in mind and may not operate as intended with employees currently working remotely in response to the COVID-19 pandemic and local shelter-in-place orders. We have continued to assess the need for any adjustments in our internal controls processes to ensure that our controls are functioning as intended, but we cannot be certain that all of our internal controls will remain effective. In addition, we may not be aware of all impacts of the COVID-19 pandemic in order to adjust our internal controls in a timely manner.

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

Based upon shares outstanding as of March 31, 2020, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 64% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, referred to as the Federal Forum Provision. We previously disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2019 that in light of the Sciabacucchi decision issued by the Delaware Court of Chancery in December 2018, finding that provisions similar to the Federal Forum Provision are not valid under Delaware law, we did not intend to enforce the Federal Forum Provision unless the Sciabacucchi decision was reversed by the Delaware Supreme Court. In March 2020, the Delaware Supreme Court issued an opinion reversing the Delaware Chancery Court’s decision. Despite the ruling in Sciabacucchi, however, the enforceability of the Federal Forum Provision could be challenged in court in the future.  If a court were to find the Federal Forum Provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None.

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

Company Name

Date: May 6, 2020	By:	/s/ Martin Babler
Martin Babler
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Christopher Y. Chai
Christopher Y. Chai
Chief Financial Officer (Principal Financial and Accounting Officer)