Form 10-Q
period 2020-06-30
Principia Biopharma Inc.
filed 2020-08-06
CIK 1510487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 33,208,537 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$170,486	$39,537
Short-term marketable securities	146,047	276,043
Prepaid expenses and other current assets	52,889	4,165
Total current assets	369,422	319,745
Property and equipment, net	9,002	9,687
Operating lease right-of-use asset	6,483	—
Restricted cash	567	567
Long-term marketable securities	—	52,257
Other long-term assets	480	480
Total assets	$385,954	$382,736
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,240	$1,850
Deferred rent, current portion	—	1,181
Operating lease liability, current portion	1,896	—
Accrued research and development liabilities	12,744	5,791
Accrued other liabilities	936	602
Accrued compensation	4,897	6,715
Total current liabilities	21,713	16,139
Long-term deferred rent	—	7,619
Long-term operating lease liability	12,801	—
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 33,161,289 and 32,950,836 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	558,538	544,709
Accumulated other comprehensive income	331	9
Accumulated deficit	(207,432)	(185,743)
Total stockholders' equity	351,440	358,978
Total liabilities and stockholders’ equity	$385,954	$382,736

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$50,000	$30,000	$50,000	$35,160
Operating expenses:
Research and development	30,888	18,718	57,630	34,241
General and administrative	9,231	5,233	16,600	9,740
Total operating expenses	40,119	23,951	74,230	43,981
Income (loss) from operations	9,881	6,049	(24,230)	(8,821)
Other income (expense), net	199	(42)	199	(41)
Interest income	730	1,108	2,342	2,290
Net income (loss)	$10,810	$7,115	$(21,689)	$(6,572)
Net income (loss) per share
Basic	$0.33	$0.30	$(0.66)	$(0.28)
Diluted	$0.31	$0.28	$(0.66)	$(0.28)
Weighted-average shares used to calculate net income (loss) per share
Basic	33,087,340	23,927,172	33,040,547	23,896,788
Diluted	35,311,938	25,792,101	33,040,547	23,896,788

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$10,810	$7,115	$(21,689)	$(6,572)
Other comprehensive income:
Net unrealized gain on available-for-sale securities	266	90	322	239
Comprehensive income (loss)	$11,076	$7,205	$(21,367)	$(6,333)

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2019	32,950,836	$3	$544,709	$9	$(185,743)	$358,978
Stock-based compensation expense	—	—	4,389	—	—	4,389
Exercise of stock options and vesting of early exercise shares	75,989	—	524	—	—	524
Unrealized gain on available-for-sale securities	—	—	—	56	—	56
Net loss	—	—	—	—	(32,499)	(32,499)
Balance at March 31, 2020	33,026,825	$3	$549,622	$65	$(218,242)	$331,448
Stock-based compensation expense	—	—	6,947	—	—	6,947
Exercise of stock options and vesting of early exercise shares	102,605	—	1,181	—	—	1,181
Issuance of shares under the Employee Stock Purchase Plan	31,859	—	788	—	—	788
Unrealized gain on available-for-sale securities	—	—	—	266	—	266
Net income	—	—	—	—	10,810	10,810
Balance at June 30, 2020	33,161,289	$3	$558,538	$331	$(207,432)	$351,440

	Common Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.0001 Par Value	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2018	23,865,451	$2	$302,393	$(128)	$(132,407)	$169,860
Stock-based compensation expense	—	—	2,205	—	—	2,205
Exercise of stock options and vesting of early exercise shares	1,230	—	7	—	—	7
Unrealized gain on available-for-sale securities	—	—	—	149	—	149
Cumulative-effect adjustment from adoption of ASC 606 accounting standard on revenue recognition	—	—	—	—	456	456
Net loss	—	—	—	—	(13,687)	(13,687)
Balance at March 31, 2019	23,866,681	$2	$304,605	$21	$(145,638)	$158,990
Stock-based compensation expense	—	—	3,476	—	—	3,476
Exercise of stock options and vesting of early exercise shares	20,057	—	135	—	—	135
Issuance of common stock upon exercise of warrants	20,860	—	—	—	—	—
Issuance of shares under the Employee Stock Purchase Plan	58,820	—	872	—	—	872
Unrealized gain on available-for-sale securities	—	—	—	90	—	90
Net income	—	—	—	—	7,115	7,115
Balance at June 30, 2019	23,966,418	$2	$309,088	$111	$(138,523)	$170,678

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(21,689)	$(6,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on marketable securities	(433)	(962)
Realized gain on sales of marketable securities	(199)	—
Depreciation	1,010	835
Stock-based compensation	11,336	5,681
Deferred rent	—	220
Non-cash lease expense	272	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(48,724)	1,608
Deferred revenue	—	(5,160)
Accounts payable	(610)	(52)
Accrued liabilities	5,469	1,918
Lease liability	(858)	—
Net cash used in operating activities	(54,426)	(2,484)
Investing activities:
Purchases of property and equipment	(325)	(1,913)
Maturities of marketable securities	169,033	103,535
Sales of marketable securities	101,876	—
Purchases of marketable securities	(87,702)	(93,650)
Net cash provided by investing activities	182,882	7,972
Financing activities:
Proceeds from issuances of common stock upon exercise of options and participation in employee stock purchase plan	2,493	1,014
Net cash provided by financing activities	2,493	1,014
Net increase in cash, cash equivalents and restricted cash	130,949	6,502
Cash, cash equivalents and restricted cash at beginning of period	40,104	35,138
Cash, cash equivalents and restricted cash, at end of period	$171,053	$41,640
Supplemental disclosures of cash flow information
Non cash tenant improvement allowance used for leasehold improvements	$—	$8,324
Purchases of property and equipment accrued but not yet paid	$—	$172

See accompanying notes.

PRINCIPIA BIOPHARMA INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization

Description of Business

We, Principia Biopharma Inc. (“Principia”), are a late-stage biopharmaceutical company dedicated to bringing transformative therapies to patients with significant unmet medical needs in immune mediated diseases. We were incorporated on October 6, 2008, began operations in February 2011, and are headquartered in South San Francisco, California.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Our cash and cash equivalents are maintained with a limited number of financial institutions in the United States. Cash amounts on deposit have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on our cash deposits. Additionally, we have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The guidelines are designed to preserve principal balances and provide liquidity. Cash, cash equivalents and marketable securities totaled $316.5 million and $367.8 million at June 30, 2020 and December 31, 2019, respectively.

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

Restricted Cash

As of June 30, 2020 and December 31, 2019, we had $0.6 million in long-term restricted cash for a lease security deposit. This amount is separated from cash and cash equivalents on the condensed consolidated balance sheets.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we meet the definition of an emerging growth company, and have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. We will remain an emerging growth company until December 31, 2020.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We adopted this ASU effective January 1, 2020 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures. Our share-based payments related to nonemployees are insignificant.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$167,679	$—	$—	$167,679
Short-term marketable securities
Corporate commercial paper	—	20,239	—	20,239
Corporate debt securities	—	66,742	—	66,742
Government‑sponsored enterprise securities	—	9,106	—	9,106
U.S. Treasury securities	—	49,960	—	49,960
Total	$167,679	$146,047	$—	$313,726

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	—	6,983	—	6,983
Corporate debt securities	—	10,204	—	10,204
Short-term marketable securities
Corporate commercial paper	—	95,088	—	95,088
Corporate debt securities	—	154,690	—	154,690
Government‑sponsored enterprise securities	—	26,265	—	26,265
Long-term marketable securities
Corporate debt securities	—	14,202	—	14,202
Government‑sponsored enterprise securities	—	38,055	—	38,055
Total	$17,664	$345,487	$—	$363,151

The carrying amounts of accounts payable and accrued liabilities approximate their fair values due to their short-term maturities. Our Level 2 securities are valued using third-party pricing sources. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly. There were no transfers of assets or liabilities between the fair value measurement levels during the six months ended June 30, 2020 and 2019.

4. Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$167,679	$—	$—	$167,679
Total cash equivalents	167,679	—	—	167,679
Short-term marketable securities
Corporate commercial paper	20,171	68	—	20,239
Corporate debt securities	66,468	274	—	66,742
Government‑sponsored enterprise securities	9,027	79	—	9,106
U.S. Treasury securities	49,960	1	(1)	49,960
Total short-term marketable securities	145,626	422	(1)	146,047
Total	$313,305	$422	$(1)	$313,726

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents
Money market funds	$17,664	$—	$—	$17,664
Corporate commercial paper	6,982	1	—	6,983
Corporate debt securities	10,205	—	(1)	10,204
Total cash equivalents	34,851	1	(1)	34,851
Short-term marketable securities
Corporate commercial paper	95,061	36	(9)	95,088
Corporate debt securities	154,678	54	(42)	154,690
Government‑sponsored enterprise securities	26,231	34	—	26,265
Total short-term marketable securities	275,970	124	(51)	276,043
Long-term marketable securities
Corporate debt securities	14,194	8	—	14,202
Government‑sponsored enterprise securities	38,037	18	—	38,055
Total long-term marketable securities	52,231	26	—	52,257
Total	$363,052	$151	$(52)	$363,151

All our marketable securities are considered available-for-sale. In April 2020, we decided to sell certain of our short-term and long-term marketable securities and received approximately $101.9 million in gross proceeds, realizing a net gain of $0.2 million. As of June 30, 2020, the aggregate fair value of marketable securities that were in unrealized loss positions was approximately $22.5 million and included one investment position with unrealized losses that were immaterial. We had aggregate net unrealized gains of approximately $0.4 million and $0.1 million at June 30, 2020 and December 31, 2019, respectively, with respect to our entire marketable securities portfolio.

As of June 30, 2020, we did not have the intent, and management had not made any decisions, to sell our investments that were in an unrealized loss position and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We anticipate that we will recover the entire amortized cost basis of such securities and have determined that a credit loss did not exist as of June 30, 2020. At June 30, 2020, all our marketable securities were classified as short-term with remaining contractual maturities of less than one year. In July 2020, we decided to sell certain of our short-term marketable securities and received approximately $17.0 million in gross proceeds, realizing a net gain of $45,000.

5. Balance Sheet Components

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$170,486	$39,537	$41,073	$34,489
Restricted cash, current	—	—	—	82
Restricted cash, non-current	567	567	567	567
Total	$171,053	$40,104	$41,640	$35,138

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$2,313	$2,007
Computer equipment	297	289
Furniture and fixtures	1,560	1,549
Leasehold improvements	8,324	8,324
	12,494	12,169
Less accumulated depreciation and amortization	(3,492)	(2,482)
Total	$9,002	$9,687

Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Collaboration receivable from Sanofi	$50,000	$—
Other accounts receivable	492	1,272
Prepaid expenses	2,397	2,893
Total	$52,889	$4,165

The collaboration receivable from Sanofi relates to a $50.0 million clinical development milestone that was achieved in June 2020. See Note 6, License and Collaboration Agreements, for additional information.

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

Sanofi has an exclusive license for PRN2246/SAR442168 and its backups for the CNS field, which includes indications of the CNS, retina and ophthalmic nerve. We have agreed not to develop other Bruton Tyrosine Kinase (“BTK”) inhibitors within the CNS field, and Sanofi has agreed not to develop PRN2246/SAR442168 or its backups for any indications outside the CNS field. In the event we cease all development and commercialization of our other BTK inhibitors or unilaterally decide to offer Sanofi a field expansion, Sanofi could expand its field upon a field expansion payment to us as well as potential milestone payments and royalties within the expanded field.

In December 2017, we received a $40.0 million upfront payment from Sanofi. In May 2018, we amended the Sanofi Agreement to include additional activities under the early development plan and to modify the definition of one of the milestone payments. Pursuant to the amendment, we received a $10.0 million payment in July 2018 for the completion of a major part of the Phase 1 trial. In August 2018, we received a $5.0 million payment for the successful completion of preclinical toxicology studies. In November 2018, we received $10.0 million in additional payments from Sanofi for successful development activities of PRN2246/SAR442168 related to the early development plan. In June 2019, we received a $30.0 million milestone payment from

Sanofi for the initiation of the Phase 2b clinical trial of PRN2246/SAR442168. In June 2020, we achieved a $50.0 million clinical development milestone upon dosing of the first patient in Sanofi’s Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS and recognized $50.0 million of revenue. Payment of this milestone was received in August 2020.

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

On January 1, 2019, we adopted ASC 606 using the modified retrospective approach. Upon adoption, we concluded that there was no adjustment necessary to revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement as all deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. The transaction price under ASC 606 was determined to be $65.0 million, which included the $40.0 million upfront payment we received from Sanofi in December 2017 and an aggregate of $25.0 million in milestone payments received in 2018. All potential future milestones and other payments were considered constrained at the inception of the Sanofi Agreement since we could not conclude it is probable that a significant reversal in the amount recognized will not occur. Upon adoption of ASC 606, we also determined that variable considerations related to certain milestones not previously recognized were constrained because they were not probable, due to the inherent uncertainty related to the achievement of these milestones. In May 2019, we achieved a clinical development milestone upon Sanofi’s initiation of its Phase 2b clinical trial of PRN2246/SAR442168 and Sanofi was obligated to make a $30.0 million milestone payment to us. As the amount due for the clinical development milestone was no longer constrained, we increased the transaction price under ASC 606 by $30.0 million from inception through June 30, 2019. As of June 30, 2019, we fully recognized the $30.0 million milestone payment to us as revenue as all performance obligations had been satisfied in previous periods.

In June 2020, we achieved a clinical development milestone upon dosing of the first patient in Sanofi’s Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS and Sanofi was obligated to make a $50.0 million milestone payment to us. As the amount due for the clinical development milestone was no longer constrained, we increased the transaction price under ASC 606 by $50.0 million from inception through June 30, 2020. As of June 30, 2020, we fully recognized the $50.0 million milestone payment to us as revenue as all performance obligations had been satisfied in previous periods. We will re-evaluate the transaction price in each reporting period relating to potential future milestones as uncertain circumstances are resolved or other changes in events occur.

For the three and six months ended June 30, 2020, we recognized $50.0 million in revenue related to the Sanofi Agreement and recorded a corresponding collaboration receivable included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of June 30, 2020. Payment from Sanofi was received in August 2020. For the three and six months ended June 30, 2019, we recognized $30.0 million in revenue related to the Sanofi Agreement. There was no deferred revenue related to the Sanofi Agreement at June 30, 2020 and December 31, 2019.

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

7. Commitments and Contingencies

Leases

Our corporate headquarters are located in South San Francisco, California. In April 2018, we signed a lease (the “Lease Agreement”) for approximately 47,500 square feet of office, research and development and laboratory space with occupancy commencing on February 1, 2019 for a seven-year period with an option to extend for another seven-year period subject to certain conditions. Pursuant to the Lease Agreement, we provided a letter of credit to the landlord for $0.6 million which was recorded as long-term restricted cash at June 30, 2020 and December 31, 2019. The Lease Agreement allows for a landlord-provided tenant improvement allowance of up to $7.1 million to be applied to the cost of construction of tenant improvements to the new leased premises. The Lease Agreement also provides, and we have utilized, an additional tenant improvement allowance of up to $1.2 million to be applied to the costs of tenant improvements. We utilized the aggregate amount of allowances available to us and have recorded $8.3 million of tenant improvement costs as leasehold improvements in our condensed consolidated balance sheets, with a corresponding lease incentive obligation which was classified as deferred rent as of December 31, 2019.

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

We recognize ROU assets and lease liabilities based on the present value of lease payments due over the lease term, and adjust ROU assets for any lease prepayments made or lease incentives received. In determining the present value of remaining lease payments for our corporate headquarters lease, we used an estimated incremental borrowing rate based on the information available at the adoption date. As of June 30, 2020, the remaining lease term related to the Lease Agreement was 5.6 years, through January 2026, and the incremental borrowing rate used to determine the present value of remaining lease payments was 9%. Cash paid for amounts included in the measurement of our lease liability for the six months ended June 30, 2020 was $1.5  million and was included in net cash used in operating activities in our condensed consolidated statements of cash flows.

We recorded rent expense of $0.7 million and $1.3 million for the three and six months ended June 30, 2020, respectively. We recorded rent expense of $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively. We recognize lease expense on a straight-line basis over the lease term. Where leases contain escalation clauses, rent abatements, and/or concessions such as rent holidays and landlord or tenant incentives or allowances, we apply them in the determination of straight-line rent expense over the lease term. We amortize leasehold improvements over the shorter of their estimated useful life or the term of the lease. We do not assume renewals in our determination of the lease term unless the renewals are deemed by management to be reasonably assured at lease inception. We have determined that our lease related to the Lease Agreement commenced on August 1, 2018, when we had right to use or control physical access to the new leased premises.

The following table reconciles future lease payments for the periods presented to our operating lease liability as of June 30, 2020 (in thousands):

Year ended December 31,
2020 (remaining 6 months)	$1,550
2021	3,193
2022	3,296
2023	3,403
2024	3,514
2025 and beyond	3,934
Total lease payments	18,890
Present value adjustment	(4,193)
Operating lease liability at June 30, 2020	$14,697

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

8. Stock-Based Compensation

The following table summarizes our stock option activity under our stock plans and related information:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2019	3,887,780	$18.38
Options granted	1,498,120	$66.42
Options forfeited	(26,201)	$39.70
Options exercised	(173,633)	$9.57
Balance at June 30, 2020	5,186,066	$32.45
Vested and expected to vest	5,186,066	$32.45
Exercisable as of June 30, 2020	2,523,720	$12.20

At June 30, 2020 and December 31, 2019, 18,770 shares and 25,081 shares, respectively, related to the early exercise of stock options, were subject to repurchase by us at the original exercise price in the event the optionee’s employment is terminated either voluntarily or involuntarily. We classify cash received from the exercise of unvested options as a short-term liability. These liabilities were approximately $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively, and were included in accrued liabilities on the condensed consolidated balance sheets. Amounts from such liabilities are reclassified into common stock and additional paid-in capital as the shares vest, which is generally over 48 months.

The following table summarizes total stock-based compensation expense related to our 2018 Equity Incentive Plan, 2008 Equity Incentive Plan and 2018 Employee Stock Purchase Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,850	$1,776	$6,193	$2,926
General and administrative	3,097	1,700	5,143	2,755
Total	$6,947	$3,476	$11,336	$5,681

As of June 30, 2020, there was approximately $83.1 million of unamortized compensation cost related to stock option awards that is expected to be recognized as expense over a weighted-average period of approximately 3.2 years. The weighted-average remaining contractual term of options outstanding at June 30, 2020 was 8.0 years.

9. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing our net income (loss) by the weighted-average number of shares of common stock outstanding for the period. In periods in which we have net income, diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and other dilutive securities. In periods of net loss, diluted net loss per share is the same as basic net loss per share as the inclusion of potentially dilutive securities in the calculation would be anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations and the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$10,810	$7,115	$(21,689)	$(6,572)
Denominator:
Weighted-average common shares outstanding, basic	33,087,340	23,927,172	33,040,547	23,896,788
Effect of dilutive shares	2,224,598	1,864,929	—	—
Weighted-average shares outstanding used in per share calculation, diluted	35,311,938	25,792,101	33,040,547	23,896,788
Net income (loss) per share, basic	$0.33	$0.30	$(0.66)	$(0.28)
Net income (loss) per share, diluted	$0.31	$0.28	$(0.66)	$(0.28)

The following outstanding shares of common stock equivalents were excluded in the computation of diluted net income (loss) per share, because their effect would have been antidilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee stock purchase plan	8,919	11,326	34,966	43,745
Warrants to purchase common stock	11,933	48,406	81,966	168,046
Common stock options issued and outstanding	3,041,438	2,390,056	5,186,066	4,124,358
Early exercised common stock subject to future vesting	18,770	29,460	18,770	29,460
Total	3,081,060	2,479,248	5,321,768	4,365,609

10. Income Taxes

We did not record a provision for income taxes for the three months ended June 30, 2020 and 2019, because all of our taxable income will be fully offset by net operating losses generated in prior years. In addition, the deferred tax assets continue to be subject to a full valuation allowance.

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

Overview

We are a late-stage biopharmaceutical company dedicated to bringing transformative therapies to patients with significant unmet medical needs in immune mediated diseases. Our proprietary Tailored Covalency® platform enables us to design and develop reversible covalent and irreversible covalent, small molecule inhibitors with potencies and selectivities that we believe will rival those of injectable biologics, but with the convenience of an oral or topical treatment. We retain full, worldwide rights to rilzabrutinib, PRN473 Topical, PRN1371 and our oral immunoproteasome inhibitor program, and have established an ongoing collaboration with Sanofi for PRN2246/SAR442168.

Since commencing operations in 2011, we have devoted substantially all our resources to identifying and developing our drug candidates, including conducting preclinical studies and clinical trials and providing general and administrative support for these operations. Our clinical pipeline programs include rilzabrutinib for the treatment of pemphigus (pemphigus vulgaris (PV) and pemphigus foliaceus (PF)); rilzabrutinib for the treatment of immune thrombocytopenia (ITP); rilzabrutinib for the treatment of IgG4-Related Disease (RD); PRN473 Topical, a reversible covalent Bruton Tyrosine Kinase (BTK) inhibitor being developed for immune mediated diseases that could benefit from localized application to the skin; and PRN2246/SAR442168, an irreversible BTK inhibitor which crosses the blood-brain barrier, for the treatment of multiple sclerosis (MS) and other central nervous system (CNS) diseases. In January 2020, we announced suspension of clinical development efforts for PRN1371, an inhibitor of Fibroblast Growth Factor Receptor designed for the treatment of solid tumors, to focus our portfolio on immune mediated diseases.

•

We are conducting a global Phase 3 pivotal clinical trial of rilzabrutinib in pemphigus, evaluating rilzabrutinib in PV patients and a smaller number of PF patients. We anticipate Phase 3 data in the second half of 2021. In December 2019, we announced control of disease activity and complete response rates from our Phase 2 Part B trial. Positive data from the full data set of the Phase 2 Part B trial was presented at the American Academy of Dermatology meeting in June 2020.

In parallel, we are evaluating rilzabrutinib in a Phase 1/2 clinical trial in ITP and presented positive interim data from this trial at the 61st ASH Annual Meeting in December 2019. We presented positive data on durability of response from our ongoing Phase 1/2 trial at the 25th Congress of the European Hematology Association in June 2020 and the International Society on Thrombosis and Haemostasis Congress in July 2020. We anticipate initiating a Phase 1/2 Part B clinical trial of rilzabrutinib in ITP. Additionally, we anticipate initiating a pivotal Phase 3 trial of rilzabrutinib in ITP by the end of 2020, assuming no future COVID-19 related impact.

In January 2020, we announced an expansion in the development of rilzabrutinib into IgG4-RD, an immune mediated disease of chronic inflammation and fibrosis that, if left untreated, can lead to severe morbidity including organ dysfunction and organ failure. We anticipate initiating a Phase 2 clinical trial for rilzabrutinib in IgG4-RD in the second half of 2020.

Beyond pemphigus, ITP, and IgG4-RD, we believe there are numerous immune mediated diseases for which rilzabrutinib may have therapeutic benefit. We anticipate commercializing rilzabrutinib, if approved, by developing our own sales organization targeting dermatologists, hematologists, and rheumatologists at specialized centers in the United States.

•

In November 2017, we entered an exclusive licensing agreement with Sanofi. We believe that this collaboration maximizes the potential of PRN2246/SAR442168 to address target indications affecting larger populations of patients with CNS diseases. We have completed our development efforts under the early development plan and Sanofi is responsible for further clinical development of this compound for the treatment of patients suffering from MS. In April 2020, Sanofi announced data from its Phase 2b clinical trial in relapsing MS. Specifically, Sanofi announced that PRN2246/SAR442168 achieved both its primary and secondary endpoints, significantly reduced disease activity associated with MS as measured by MRI and was well tolerated in the Phase 2b trial with no new safety findings. In April 2020, Sanofi also announced that it anticipated initiating four Phase 3 clinical trials in relapsing and progressive forms of MS in the middle of 2020. In June 2020, the first patient in Sanofi’s Phase 3 clinical trial in relapsing MS was dosed, which triggered a milestone payment of $50.0 million that was paid to us in August 2020. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens.

•

In January 2020, we announced an expansion of our BTK franchise with PRN473 Topical, which is being developed for immune mediated diseases that could benefit from localized application to the skin. In March 2020, we initiated a Phase 1 clinical trial of PRN473 Topical, which is anticipated to be completed in 2020. We have also initiated an open-label, placebo-controlled Phase 1 trial to evaluate the pharmacologic activity on skin reactions induced by challenge agents. PRN473 Topical is our third BTK inhibitor in the clinic, joining rilzabrutinib and PRN2246/SAR442168.

•

We are expanding our wholly owned pipeline by continuing to innovate and discover differentiated oral or topical small molecules with the potential to be best-in-class, and we intend to keep our programs at the forefront of covalent inhibitor drug discovery by investing in new technologies that will broaden the target space of our Tailored Covalency platform. In addition, we plan to explore the new biology discovered with our oral immunoproteasome inhibitors and to select the optimal development path for these highly differentiated assets. We have selected a candidate molecule, for our immunoproteasome program, to move forward into the preclinical development phase.

•

As we have done with our collaboration with Sanofi, we plan to selectively use collaborations and partnerships as strategic tools to maximize the value of our drug candidates, particularly in indications with large target patient populations.

Since inception and through June 30, 2020, we have financed our operations primarily with proceeds totaling $541.0 million from our initial public offering (“IPO”) and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. We received a $30.0 million milestone payment in 2019 and milestone payments totaling $25.0 million in 2018 from our collaboration agreement with Sanofi. In 2017, we received non-refundable upfront payments of $40.0 million and $15.0 million from our collaboration agreements with Sanofi and AbbVie, respectively.

As of June 30, 2020, we held cash, cash equivalents and marketable securities totaling $316.5 million. We do not have any products for sale and have not generated any product revenue since our inception. To date, all our revenue has been generated from payments received from our agreements with Sanofi and AbbVie. We have incurred significant operating losses since the commencement of our operations. As of June 30, 2020, we have an accumulated deficit of $207.4 million. We expect to continue to incur significant expenses as we advance our drug candidates and expand our pipeline through clinical development, the regulatory approval process and, if successful, commercial launch activities. If we elect to exercise our option to fund a portion of Phase 3 development under the Sanofi Agreement, we will be required to share in certain development costs. Furthermore, we expect to incur additional costs associated with operating as a public company. Based on our planned operations, we believe our cash, cash equivalents and marketable securities at June 30, 2020 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, in the first quarter of 2020, we established a cross-functional task force and implemented certain measures across our business designed to address and mitigate the impact of the effects of the COVID-19 pandemic on our employees, clinical trial participants, clinical investigators, third-party vendors, partners and our business. In addition, we continue to engage with our Board of Directors to monitor the impact of the effects of the COVID-19 pandemic on our business and to assess our related risks and mitigation efforts. Given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the evolving effects of the pandemic, our business, financial condition, results of operations and growth prospects could be materially adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our response strategy. We began responding to the risks and uncertainties relating to the COVID-19 pandemic at the end of January 2020. In mid-March 2020, our workforce transitioned to working remotely, with the exception of a small number of employees who performed essential activities at our office in South San Francisco, California using practices that are outlined in a social distancing protocol required by local order. We are currently allowing a limited number of employees to return to the office in a phased approach that is principles-based and in compliance with state and local orders applicable to our office location, with a focus on employee safety and optimal work environment. At this time, we plan for the majority of our employees to continue to work remotely.

Supply Chain

We are working closely with our third-party manufacturers, distributors and other partners, to manage our supply chain activities and mitigate potential disruptions to our drug candidate supplies as a result of the COVID-19 pandemic. At this point we expect to have adequate global supply of clinical trial material to meet the needs of our current clinical trials. However, if the evolving effects of the COVID-19 pandemic persist for an extended period of time or become more severe and further impact essential distribution systems and delivery services, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our drug candidates, which would adversely impact our ability to complete our clinical trials and advance our drug candidates through regulatory approval.

Clinical Development

With respect to clinical development, we have implemented telemedicine approaches to maintain clinical trial participation, investigator safety and trial continuity, and to collect participant data and preserve data integrity of our trials. The effects of the

COVID-19 pandemic have caused slowdowns in clinical trial enrollment and a re-allocation of healthcare resources. In this regard, as announced in May, the initiation of our planned Phase 2 clinical trial of rilzabrutinib in IgG4-RD has been delayed from the first half of 2020 to the second half of 2020 due to the prioritization of healthcare resources for COVID-19 patients at our clinical trial sites. As the COVID-19 pandemic continues to evolve, we could see an impact on our ability to maintain participant enrollment in several additional or all of our trials due to, for example, increased COVID-19 positivity or infection rates, or other related health complications. We could also see an impact on the ability to supply sufficient drug candidate for our trials, report trial results, or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority employee resources or otherwise. In addition, we rely on contract research organizations or other third parties to assist us with clinical trials, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. If the evolving effects of the COVID-19 pandemic become more severe, we could experience significant disruptions to other clinical development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Research and Development Pipeline

Our research and development pipeline depends on our ability to continue to identify compounds that may be viable product candidates for future clinical development. The effects of the COVID-19 pandemic may materially impact or delay these research and development activities. We currently have a small number of research and development employees working in our facility to perform critical tasks related to the supply of drug candidates for our clinical trials. As we phase in an eventual return to our usual operations, we expect that more employees will return to laboratories to resume research efforts. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to laboratories to resume research efforts, we may be subsequently forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 positivity or infection rates or otherwise. We cannot know what the impact of limiting the number of employees in our labs will be, but we anticipate that such limitations may result in delays in our earlier stage research programs.

Regulatory Activities

With respect to regulatory activities, it is possible that we could experience delays in the timing of our interactions with FDA or other regulatory authorities due to, for example, inability to conduct planned physical inspections related to regulatory approval, the diversion of efforts and attention to approval of other therapeutics or other activities related to COVID-19, or absenteeism by governmental employees, which could delay approval decisions and otherwise delay or limit our ability to make planned regulatory submissions or obtain new product approvals. In addition, while we have followed regulatory guidance regarding changes made to the conduct of our ongoing clinical trials, particularly related to changes in our collection of patient data, it is possible that those changes could in the future impact the timing of, or our ability to, obtain new product approvals.

Corporate Development

With our strong cash balance, including the proceeds of our 2018 initial public offering, 2019 subsequent equity offering, and upfront and milestone payments received pursuant to our licensing agreements, we anticipate having sufficient liquidity to make planned investments in our business this year in support of our long-term growth strategy. We believe that our cash, cash equivalents and marketable securities as of June 30, 2020 will fund our current planned operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, as well as other collaborations, strategic alliances and licensing arrangements, or other arrangements. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or becomes more severe, we could experience an inability to access additional capital, which could in the future negatively affect our operations.

Other Financial and Corporate Impacts

While we expect the effects of the COVID-19 pandemic may adversely affect our business operations and financial results,  the extent of the impact on our clinical development and regulatory efforts, and the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe, China and other countries, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or that of our business partners, are extended longer than we currently expect, we may need to reassess our priorities for the remainder of the year.

In addition, while we continue to maintain our efforts to protect data and ensure appropriate cybersecurity, our temporary transition to a remote workforce model may increase the risk of cybersecurity incidents or other data breaches. We cannot be certain that our cybersecurity and data privacy efforts will be unaffected by the effects of the COVID-19 pandemic.

Sanofi Agreement

In November 2017, we entered into a strategic collaboration agreement with Sanofi, or the Sanofi Agreement, for an exclusive license to PRN2246/SAR442168 and backup molecules for development in MS and other CNS diseases. Under the Sanofi Agreement, we completed the Phase 1 trials and Sanofi is responsible for all further development activities. We and Sanofi are each responsible for certain early development costs, and Sanofi is responsible for all further development and commercialization costs, subject to our Phase 3 option described below.

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

In connection with the Sanofi Agreement, we received a $40.0 million non-refundable upfront payment in December 2017, additional milestone payments totaling $25.0 million in 2018 for successful development activities under the early development plan, and a $30.0 million clinical development milestone payment in 2019 for the initiation of Sanofi’s Phase 2b clinical trial of PRN2246/SAR442168. In June 2020, Sanofi dosed the first patient in its Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS, which triggered a milestone payment of $50.0 million that was paid to us in August 2020. We identified the following performance obligations under our Sanofi Agreement: (i) granting a license of rights to PRN2246/SAR442168, (ii) transferring of technology (know-how) related to PRN2246/SAR442168, and (iii) performance of research and development services related to our responsibilities under the early development plan. We concluded that the delivered license was not distinct at the inception of the arrangement due to our proprietary expertise with respect to the licensed compound and related developmental participation under the agreement, which was required for Sanofi to fully realize the value from the delivered license. Therefore, we combined these performance obligations as one unit of accounting and recognized the $40.0 million upfront payment and the aggregate of $25.0 million in milestone payments ratably over the performance period, which ended as of December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective approach. Upon adoption, we concluded that there was no adjustment necessary to revenue recognized through December 31, 2018 under ASC 606 for the Sanofi Agreement as all deliverables under ASC 605 and all performance obligations under ASC 606 had been completed as of December 31, 2018. In June 2019, we received a $30.0 million milestone payment from Sanofi for achieving a clinical development milestone and recognized the full payment as revenue. In June 2020, we achieved a $50.0 million clinical development milestone upon dosing of the first patient in Sanofi’s Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS and recognized the full amount as revenue. For the three and six months ended June 30, 2020, we recognized $50.0 million in revenue from the Sanofi Agreement. For the three and six months ended June 30, 2019, we recognized $30.0 million in revenue from the Sanofi Agreement. There was no deferred revenue related to the Sanofi Agreement at June 30, 2020 and December 31, 2019.

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

With respect to internal costs, several of our departments support multiple clinical programs, and we do not allocate those costs by clinical program. Internal research and development expenses consist primarily of personnel related costs, facilities and infrastructure costs, certain laboratory supplies and non-capitalized equipment used for internal research and development activities.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of realized gains and losses from sales of marketable securities.

Interest Income

Interest income is primarily related to interest earned on our marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Revenue	$50,000	$30,000	$20,000	67%
Operating expenses:
Research and development	30,888	18,718	12,170	65%
General and administrative	9,231	5,233	3,998	76%
Total operating expenses	40,119	23,951	16,168	68%
Income from operations	9,881	6,049	3,832	63%
Other income (expense), net	199	(42)	241	*
Interest income	730	1,108	(378)	(34)%
Net income	$10,810	$7,115	$3,695	52%

*	Percentage not meaningful

Revenue

We recorded $50.0 million in revenue related to the Sanofi Agreement for the three months ended June 30, 2020. In June 2020, we achieved a clinical development milestone upon dosing of the first patient in Sanofi’s Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS. Revenue for the three months ended June 30, 2019 was $30.0 million, consisting of a clinical development milestone payment received in connection with the Sanofi Agreement.

Research and Development Expenses

Research and development expenses were $30.9 million for the three months ended June 30, 2020, an increase of $12.2 million, compared to $18.7 million for the three months ended June 30, 2019. The increase was primarily driven by a $5.8 million increase in external rilzabrutinib program costs due to the progression of our global Phase 3 trial in pemphigus, ongoing Phase 2 trial in ITP and certain manufacturing activities to supply drug products for our trials, a $4.5 million increase in personnel related expenses due to increased research and development headcount and stock-based compensation expenses, and a $1.8 million increase in external program costs for PRN473 Topical primarily related to the initiation of our Phase 1 program in March 2020.

The following table summarizes research and development expenses (in thousands):

	Three Months Ended June 30,
	2020	2019
Rilzabrutinib program external expenses	$13,627	$7,854
PRN1371 program external expenses	499	1,234
PRN2246/SAR442168 program external expenses	—	—
PRN473 Topical program external expenses	2,271	500
Preclinical external expenses(1)	1,413	577
Personnel related expenses(2)	10,570	6,087
Other unallocated research and development expenses	2,508	2,466
Total research and development expenses	$30,888	$18,718

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $3.9 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2020, an increase of $4.0 million, compared to $5.2 million for the three months ended June 30, 2019. The increase was primarily driven by a $2.1 million increase in personnel related expenses due to increased headcount and stock-based compensation expenses and a $1.8 million increase in professional services expenses.

Other Income (Expense), Net

Other income, net, was $0.2 million for the three months ended June 30, 2020 and was related to a net gain realized from the sale of marketable securities during the quarter. Other expense, net, for the three months ended June 30, 2019 was insignificant.

Interest Income

Interest income for the three months ended June 30, 2020 and 2019 was $0.7 million and $1.1 million, respectively, and consists primarily of interest income earned on our cash, cash equivalents and marketable securities. The decrease of $0.4 million is mainly due to lower yields as compared to the same period in 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Revenue	$50,000	$35,160	$14,840	42%
Operating expenses:
Research and development	57,630	34,241	23,389	68%
General and administrative	16,600	9,740	6,860	70%
Total operating expenses	74,230	43,981	30,249	69%
Loss from operations	(24,230)	(8,821)	(15,409)	*
Other income (expense), net	199	(41)	240	*
Interest income	2,342	2,290	52	2%
Net loss	$(21,689)	$(6,572)	$(15,117)	*

*	Percentage not meaningful

Revenue

We recorded $50.0 million in revenue related to the Sanofi Agreement for the six months ended June 30, 2020, related to the clinical development milestone achieved upon dosing of the first patient in Sanofi’s Phase 3 clinical trial of PRN2246/SAR442168 in relapsing MS. Revenue for the six months ended June 30, 2019 was $35.2 million, consisting of a $30.0 million clinical development milestone payment received related to the Sanofi Agreement and a portion of the upfront payments received related to the AbbVie Agreement.

Research and Development Expenses

Research and development expenses were $57.6 million for the six months ended June 30, 2020, an increase of $23.4 million, compared to $34.2 million for the six months ended June 30, 2019. The increase was primarily driven by a $12.4 million increase in external rilzabrutinib program costs due to the progression of our global Phase 3 trial in pemphigus, ongoing Phase 2 trial in ITP and certain manufacturing activities to supply drug products for our trials, a $7.8 million increase in personnel related expenses due to increased research and development headcount and stock-based compensation expenses, and a $2.9 million increase in external program costs for PRN473 Topical primarily related to the initiation of our Phase 1 program in March 2020.

The following table summarizes research and development expenses (in thousands):

	Six Months Ended June 30,
	2020	2019
Rilzabrutinib program external expenses	$27,328	$14,959
PRN1371 program external expenses	744	1,881
PRN2246/SAR442168 program external expenses	—	8
PRN473 Topical program external expenses	3,844	966
Preclinical external expenses(1)	2,145	1,069
Personnel related expenses(2)	18,758	10,993
Other unallocated research and development expenses	4,811	4,365
Total research and development expenses	$57,630	$34,241

(1)

Preclinical external expenses include external research and development expenses for all of our preclinical programs. This includes the oral immunoproteasome program we reacquired from AbbVie in March 2019.

(2)

Personnel related expenses include stock-based compensation expense of $6.2 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. As our research and development personnel generally support several of our programs and a significant amount of our internal development activities broadly support all of our programs, we do not separately track or allocate our personnel related expenses by program.

General and Administrative Expenses

General and administrative expenses were $16.6 million for the six months ended June 30, 2020, an increase of $6.9 million, compared to $9.7 million for the six months ended June 30, 2019. The increase was primarily driven by a $4.3 million increase in personnel related expenses due to increased headcount and stock-based compensation expenses and a $2.1 million increase in professional services expenses.

Other Income (Expense), Net

Other income, net, was $0.2 million for the six months ended June 30, 2020 and related to a net gain realized from the sale of marketable securities during the second quarter of 2020. Other expense, net, for the six months ended June 30, 2019 was insignificant.

Interest Income

Interest income for the six months ended June 30, 2020 and 2019 was $2.3 million for both periods and consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Since inception and through June 30, 2020, we have financed our operations primarily with proceeds totaling $541.0 million from our IPO and a subsequent equity offering in October 2019, private placements of our convertible preferred stock and convertible notes and with payments totaling $110.0 million from license and research collaborations. As of June 30, 2020 and December 31, 2019, we held cash, cash equivalents and marketable securities totaling $316.5 million and $367.8 million, respectively.

We do not have any products for sale and have not generated any product revenue since our inception. As of June 30, 2020, all our revenue has been generated from the non-refundable upfront and milestone payments received from our collaboration agreements with Sanofi and AbbVie. For the six months ended June 30, 2020 and 2019, we recorded net losses of $21.7 million and $6.6 million, respectively. As of June 30, 2020, we have an accumulated deficit of $207.4 million, and we do not expect positive cash flows from operations for the foreseeable future. We expect to continue to incur significant expenses and net operating losses as we advance our clinical drug candidates and expand our pipeline, seek regulatory approval and, if successful, proceed to commercial launch activities. Furthermore, we expect to incur additional costs associated with operating as a public company. In addition, we do not yet have a sales organization or commercial infrastructure. Accordingly, we will incur significant expenses to develop a sales organization and/or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities. We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties.

Based on our planned operations, we believe our cash, cash equivalents and marketable securities at June 30, 2020 are sufficient to fund our operations for at least the next 12 months from the issuance date of these financial statements.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Additionally, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists or becomes more severe, we could experience an inability to access additional capital on acceptable terms, if at all, which could in the future negatively affect our operations. Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, results and costs of research and development activities, conducting preclinical studies, laboratory testing and clinical trials for our drug candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of regulatory review of our drug candidates;
•	the scope and cost of manufacturing development and commercial manufacturing activities;
•	the timing and amount of milestone payments, if any, we receive under the license agreement that we entered into with Genzyme Corporation, a wholly owned subsidiary of Sanofi (the “Sanofi Agreement”);
•	our ability to maintain existing and establish new, strategic collaborations, licensing or other arrangements on favorable terms, if at all;
•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our drug candidates;
•	maintaining an active trading market for our common stock;
•	the costs associated with being a public company; and
•	the costs associated with commercialization activities if any of our drug candidates are approved for sale.

See our “Risk Factors” elsewhere in this quarterly report for a description of additional risks associated with our substantial capital requirements, including risks related to the evolving effects of the COVID-19 pandemic.

Cash Flows

The following table summarizes cash flows for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(54,426)	$(2,484)
Net cash provided by investing activities	182,882	7,972
Net cash provided by financing activities	2,493	1,014
Net increase in cash, cash equivalents and restricted cash	$130,949	$6,502

Net cash used in operating activities

During the six months ended June 30, 2020, net cash used in operating activities was $54.4 million, which resulted from a net loss of $21.7 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $11.3 million in stock-based compensation and $1.0 million in depreciation and amortization, partially offset by $0.4 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a $48.7 million increase in prepaid expenses and other assets primarily related to the $50.0 million clinical development milestone payment due from Sanofi, which was recorded as a collaboration receivable as of June 30, 2020, partially offset by a $5.5 million increase in accrued liabilities.

During the six months ended June 30, 2019, net cash used in operating activities was $2.5 million, which resulted from a net loss of $6.6 million adjusted for changes in operating assets and liabilities and non-cash charges. Non-cash charges included $5.7 million in stock-based compensation, $0.2 million in deferred rent and $0.8 million in depreciation and amortization, partially offset by $1.0 million from the amortization of discounts on marketable securities. Changes in operating assets and liabilities included a decrease of $5.2 million in deferred revenue and a decrease of $0.1 million in accounts payable, partially offset by a $1.9 million increase in accrued liabilities and a $1.6 million decrease in prepaid expenses and other assets.

Net cash provided by investing activities

During the six months ended June 30, 2020, net cash provided by investing activities was $182.9 million and is primarily due to $183.2 million of net cash provided by activities related to our marketable securities, consisting of maturities and sales totaling $270.9 million partially offset by purchases of $87.7 million.

During the six months ended June 30, 2019, net cash provided by investing activities was $8.0 million and is primarily due to $9.9 million of net cash provided by activities related to our marketable securities, consisting of maturities of $103.5 million partially offset by purchases of $93.7 million. Net cash provided by investing activities was partially offset by purchases of property and equipment of $1.9 million.

Net cash provided by financing activities

During the six months ended June 30, 2020, net cash provided by financing activities was $2.5 million, relating to proceeds from the issuance of common stock upon exercise of options and participation in our employee stock purchase plan.

During the six months ended June 30, 2019, net cash provided by financing activities was $1.0 million, relating to proceeds from the issuance of common stock upon exercise of options and participation in our employee stock purchase plan.

Off-Balance Sheet Arrangements

We currently do not have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules.

JOBS Act

The JOBS Act permits an “emerging growth company” such as ours to take advantage of an extended transition time to comply with new or revised accounting standards applicable to public companies. We have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which extension runs until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until December 31, 2020.

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

A summary of our critical accounting policies, significant judgments and use of estimates is presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. On an ongoing basis, we evaluate our judgments and estimates considering changes in circumstances, facts and experience. There were no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to our condensed consolidated financial statements for recently issued accounting pronouncements, including the respective effective dates of adoption and effects on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily relate to interest rate sensitivities. We had cash, cash equivalents and marketable securities of $316.5 million and $367.8 million as of June 30, 2020 and December 31, 2019, respectively, which consisted primarily of money market funds and fixed income, investment grade securities with contractual maturities of less than two years.

We have established guidelines regarding the diversification of our investments in approved instruments, their credit quality ratings and maturities. The primary objective of our investment activities is to preserve principal balances and provide liquidity. Our investments as of June 30, 2020 consisted entirely of $146.0 million of short-term marketable securities. Because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant. Based on our investment portfolio at June 30, 2020, a hypothetical 1% movement in market interest rates could result in a $0.5 million change in the fair value of our investments. Such losses would only be realized if we were to sell the investments prior to their maturities and the hypothetical 1% movement in market interest rates had a proportional effect on the price of the underlying investments. We had no debt outstanding as of June 30, 2020.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a late-stage biopharmaceutical company focused on developing small molecule drugs for the treatment of unmet medical needs in immune mediated diseases. We have a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. In addition, biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations have been limited to organizing and staffing our company, business planning, raising capital, identifying potential drug candidates, establishing licensing and partnering arrangements, undertaking various research and preclinical studies and conducting clinical trials of our drug candidates.

We have never generated any revenue from product sales and have incurred cumulative net losses since we commenced operations. For the six months ended June 30, 2020 and 2019, we recorded net losses of $21.7 million and $6.6 million, respectively. As of June 30, 2020, we had an accumulated deficit of $207.4 million. We expect that it will be several years, if ever, before we have a drug candidate ready for commercialization. We expect to incur increasing levels of operating expenses, and continue to incur net operating losses, for the foreseeable future as we seek to advance our drug candidates. The net operating losses that we incur may fluctuate significantly from quarter to quarter and year to year.

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

Since our inception, we have used substantial amounts of cash to fund our operations, and we expect our expenses to increase substantially in the foreseeable future. Developing our drug candidates and conducting clinical trials for the treatment of pemphigus, immune thrombocytopenia, or ITP, IgG4-Related Disease, dermatological conditions and any other indications that we may pursue in the future, as well as potentially funding a portion of the costs for Phase 3 clinical trials for treatment of multiple sclerosis, or MS, pursuant to the Sanofi Agreement, will require substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products. Accordingly, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate clinical trials of, and seek marketing approval for, our drug candidates. Our expenses could increase beyond expectations, or we could experience delays, if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities require us to perform preclinical, clinical and other studies in addition to those that we currently anticipate. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur increasing costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Any such funding may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

As of June 30, 2020, our cash, cash equivalents and marketable securities totaled $316.5 million. Based on our planned operations, we expect our existing cash, cash equivalents and marketable securities as of June 30, 2020, will enable us to fund our current planned operations for at least the next twelve months. In addition, other factors may arise causing us to need additional capital resources sooner than anticipated. We anticipate that we will need to raise substantial additional funds in the future to fund our operations. Our future capital requirements will depend on many factors, including, but not limited to:

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

We are currently conducting a Phase 3 trial of rilzabrutinib for pemphigus, a Phase 2 extension trial of rilzabrutinib in pemphigus, a Phase 1/2 trial of rilzabrutinib for ITP, and Phase 1 trials of PRN473 Topical for immune mediated diseases. In addition, we anticipate initiating a Phase 2 trial of rilzabrutinib in IgG4-RD and a Phase 3 trial of rilzabrutinib in ITP. We may need to conduct additional clinical trials before initiating any other future Phase 3 clinical trials. The conduct of Phase 3 clinical trials and the submission of a successful new drug application, or NDA, with the FDA or other regulatory authorities, is a complicated process. As an organization, we have never successfully completed a Phase 3 clinical trial and have limited experience in preparing, submitting and prosecuting regulatory filings, and have not submitted an NDA in the U.S. or other marketing authorization in a foreign jurisdiction before. Consequently, even if our current and planned clinical trials are successful, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission and approval of our drug candidates. In addition, we expect to rely on Sanofi to conduct Phase 3 trials of PRN2246/SAR442168 under the terms of our collaboration agreement. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our drug candidates, and failure to successfully complete any of these activities in a timely manner for any of our drug candidates could have a material adverse impact on our business and financial performance.

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

We may announce preliminary, interim or top-line data from our clinical trials that may change as more patient data become available, and as the data are subject to typical audit procedures that could result in material changes in the final data.

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

To date, we have tested our drug candidates in a limited number of patients and healthy volunteers. As we continue our development of these drug candidates and initiate additional preclinical studies or clinical trials of these or future drug candidates, if any serious adverse events, unacceptable levels of toxicity, undesirable side effects or unexpected characteristics may emerge, it could cause us to abandon these drug candidates or limit their development to more narrow uses, lower dose levels or subpopulations in which the serious adverse events, unacceptable levels of toxicity, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. For example, marketed Bruton Tyrosine Kinase, or BTK, inhibitors have reported incidences of major hemorrhage, atrial fibrillation or thrombocytopenia, and we could observe such incidences in the future.

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

•

regulatory authorities or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with Good Clinical Practices (GCPs) or other regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

Regulatory delays are part of drug discovery, with the FDA issuing 540 clinical holds in 2017. We have experienced regulatory delays in the past and may experience such delays in the future. In the event of a delay, we work closely and collaboratively with the regulatory authority to address their concerns. In our case, the original investigational new drug applications, or INDs, for rilzabrutinib in rheumatoid arthritis, or RA, and ITP were placed on clinical hold by the FDA due to concerns with a preclinical study finding. We conducted additional preclinical studies that investigated the relation of the finding to the gut/brain axis and reconfirmed that the finding was not adverse. The clinical holds were lifted, and rilzabrutinib now has open INDs in the United States including PV, ITP, IgG4-RD and RA. No other regulatory authority imposed such delays on our rilzabrutinib program.

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

Certain of our current clinical trials are being conducted outside the United States, which subjects us to additional requirements and exposes us to additional risks, for example the FDA may not accept data from trials conducted in foreign locations.

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

Conducting clinical trials outside the United States also exposes us to additional risks associated with conducting business internationally, including risks associated with:

•	additional or differing foreign regulatory requirements, including for drug approvals;
•	foreign exchange fluctuations;
•	compliance with foreign manufacturing, customs, shipment and storage requirements;
•	an inability to negotiate the terms of clinical trial agreements at arms’ length in countries where a template agreement for such trials is required by law;
•	cultural differences in medical practice and clinical research;
•	travel bans or restrictions that may be in place from time-to-time;
•	economic weakness, inflation, or political instability in non-U.S. economies and markets; and
•	diminished protection of intellectual property in some countries.

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

We may seek one or more special designations from regulatory authorities, including orphan drug designation, breakthrough therapy designation, or fast track designation. We may not be able to obtain or maintain such designations, and, even if we do obtain any such designation, it may not lead to a faster development or regulatory review or approval process.

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

We have received orphan drug designation for rilzabrutinib from the FDA for the treatment of pemphigus vulgaris, or PV, and from the European Commission for the treatment of pemphigus. We have also received orphan drug designation for rilzabrutinib from the FDA and the European Commission for the treatment of ITP. We intend to pursue orphan drug designation for other future drug candidates and indications as applicable.

Obtaining orphan drug designations is important to our business strategy; however, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so in the future. Even if we obtain orphan drug designation for a drug candidate, we may not obtain orphan exclusivity, and any such exclusivity, if attained, may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any drug candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable drug candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

We may seek a breakthrough therapy designation for one or more of our drug candidates in one or more indications. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA. Designation as a breakthrough therapy is within the discretion of the FDA.  Accordingly, even if we believe that one of our drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a drug candidate may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drug candidates qualify as breakthrough therapies, the FDA may later decide that the drug candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

The FDA could also grant fast track designation to our drug candidates in the future. Other applicable regulatory agencies may grant similar designations. These designations may apply only to the combination of a drug candidate and a specific indication or patient population. Drug candidates that receive these designations may not actually receive faster clinical development or regulatory review or approval any sooner than other drug candidates that do not have such designation, or at all. Furthermore, a product’s receipt of such a designation does not increase the likelihood that the drug candidate will receive marketing approval. The FDA or other regulatory agency may also withdraw a designation if it determines that the drug candidate no longer meets the relevant criteria.

Even if any of our drug candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, hospitals, healthcare payors and others in the medical community necessary for commercial success.

If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, high-dose corticosteroids, or CS, can be used to treat pemphigus, and physicians may continue to rely on these treatments rather than adopt rilzabrutinib as a preferred treatment method, in part because CS are relatively inexpensive. In addition, if the market opportunities for our drug candidates are smaller than we estimate, or if any approval that we obtain is based on a narrower definition of the patient population, our product revenues and ability to achieve profitability will be adversely affected. The total addressable market opportunity and degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our medicines for sale at competitive prices relative to existing products for the same indication;
•	convenience and ease of administration compared to alternative treatments;
•	the size of the target patient population;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;
•	sufficient third-party coverage and adequate reimbursement;
•	pricing approvals and complexity of coverage and reimbursement; and
•	the prevalence and severity of any side effects and/or warning label.

If some or all of our drug candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.

Even if any of our drug candidates receive marketing approval, their labeling may contain unanticipated limitations and they will be subject to other regulatory requirements including significant post-marketing regulatory requirements.

Any regulatory approvals that we may receive for our drug candidates will require surveillance to monitor the safety and efficacy of the drug candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our drug candidates, which could entail requirements for a medication guide, physician communication plans or additional elements, such as “black box” warnings on the packaging, to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our drug candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our drug candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and continued compliance with current good manufacturing practices, or cGMPs, and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Failure to comply with applicable FDA and foreign regulatory requirements, either before or after product approval, if any, may subject our company to administrative or judicially imposed sanctions.

The development, manufacture, marketing, sale, import and export of drug products is highly regulated both in the United States and abroad. The failure to comply with applicable FDA and foreign health authority requirements may subject our company to a variety of administrative or judicially imposed sanctions including, but not limited to:

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

The occurrence of any event or penalty described above may inhibit our ability to develop or commercialize our drug candidates and generate revenue.

If any of our drug candidates receive marketing approval, we will be subject to applicable fraud and abuse, transparency, government price control and price reporting, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Although we do not currently have any marketed products, if we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be subject, either directly or indirectly through our customers and third party payors, to various U.S. federal and state fraud and abuse, transparency and other healthcare laws and regulations, and similar laws in other jurisdictions in which we conduct our business. These laws may impact, among other things, our research and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute; federal civil and criminal false claims laws, such as the False Claims Act (FCA); the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA); federal and state consumer protection and unfair competition laws; the federal transparency requirements under the Physician Payments Sunshine Act; state and foreign law equivalents of each of these federal laws; and state and foreign laws that require pharmaceutical companies to implement compliance programs.

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

We expect to continue expanding our development, regulatory and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of June 30, 2020, we had 124 full-time employees. As we advance our research and development programs and continue to operate as a public company, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our drug candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must:

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

We are highly dependent on the services of Martin Babler, who serves as our President and Chief Executive Officer, David M. Goldstein, who serves as our Chief Scientific Officer, and Ken Brameld, who serves as our Senior Vice President and Head of Research. Although we have entered into employment agreements with them, they are not for a specific term and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

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

Our future profitability may depend, in part, on our ability to commercialize our drug candidates in foreign markets for which we may rely on collaborations with third parties. We are not permitted to market or promote any of our drug candidates before we receive marketing approval from the applicable regulatory authority in that foreign market, and we may never receive such marketing approval for any of our drug candidates. To obtain marketing approval in many foreign countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our drug candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our drug candidates and ultimately commercialize our drug candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our drug candidates in foreign markets;
•	our inability to directly control commercial activities because we are relying on third parties;
•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	import or export licensing requirements, trade barriers or tariffs;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	language or cultural barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries;
•	the existence of additional potentially relevant third-party intellectual property rights;
•	foreign currency exchange rate fluctuations;
•	foreign governmental price controls and other pricing regulations which could restrict the amount that we are able to charge for any approved products;
•	political and economic instability; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

A majority of patients for certain of our drug candidates are in Europe and if foreign sales of our drug candidates are adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs, our business and its financial operations will be harmed, including by materially decreasing the amount of future revenues we may generate from sales of any approved products.

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

Our internal information technology systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could potentially expose us to liability or otherwise adversely affect our business.

We are increasingly dependent upon Internet service providers, information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party contractors who have access to our confidential information.

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

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act includes changes to the tax provisions that benefits business entities and makes certain technical corrections to the Tax Act. On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of California net operating losses and limits the use of California research tax credits for 2020, 2021 and 2022. The foregoing items, as well as any other future changes in tax laws, could have a material adverse effect on our business, cash flow, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. For federal income tax purposes, unused losses for the tax year ended December 31, 2017 and prior tax years will carry forward to offset future taxable income, if any, until such unused losses expire. For federal income tax purposes, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but, in the case of such losses arising in taxable years beginning after 2020, will be only deductible to the extent of 80% of current year taxable income in any given year. It is uncertain if and to what extent various states will conform to recent federal income tax law changes reflected in the foregoing rules. For California income tax purposes, the California net operating losses and California research tax credits will be suspended and limited, respectively, for 2020, 2021 and 2022. In addition, both our current and our future unused losses and certain other tax attributes may be subject to limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. As a result, if we undergo an ownership change, our ability to use all of our pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited and expire unutilized. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

Our business, operations and clinical development plans and timelines, including the manufacturing, clinical trial and other business activities performed by us or by third parties we rely upon, could be adversely affected by the effects of the current COVID-19 pandemic and other future health epidemics.

Our business could be adversely affected by health epidemics, including the current COVID-19 pandemic, wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs, licensing partners and other third parties upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple regions of the world in which we, or third parties upon whom we rely, have planned or ongoing clinical trial sites, manufacturing facilities or other business operations. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. Government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, the State of California similarly declared a state of emergency and the Governor of California and other health officials announced shelter-in place orders, health directives and recommendations to reduce the spread of the disease.

In accordance with the shelter-in place orders, we have implemented work-from-home policies for many employees since March 2020. We are currently allowing a limited number of employees to work in the office, with precautions and protocols to protect them. At this time, however, we plan for the majority of our employees to continue to work remotely. Even after our employees more broadly return to work in our office and research facilities, we may be subsequently forced to, or subsequently determine that we should, resume a more restrictive remote work model, whether as a result of spikes or surges in COVID-19 infection, positivity or hospitalization rates or otherwise. The effects of the executive order and our efforts to protect workplace safety as certain in-person operations resume may negatively impact productivity, limit employee resources, disrupt our operations and negatively impact our business and financial condition, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

Moreover, quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to COVID-19, another health epidemic or the effects of such events, could impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain or otherwise limit our ability to obtain sufficient materials to manufacturer our drug candidates to be used in our clinical trials. For example, any material manufacturing supply interruption of either rilzabrutinib or PRN473 Topical, or any of our future drug candidates, could adversely affect our ability to conduct ongoing and future clinical trials. In addition, closures of transportation carriers and hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the effects of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

We currently anticipate that the initiation of our Phase 2 trial of rilzabrutinib in IgG4-RD will occur in the second half of 2020, instead of the first half of 2020 as we previously announced, due to the prioritization of healthcare resources for COVID-19 at our clinical trial sites. Our other clinical trials, or the clinical trials conducted by our partners, may be impacted by the effects of the COVID-19 pandemic. Clinical site initiation, participant enrollment and trial data collection may be delayed or stalled due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among participants or staff about visiting hospitals and participating in our clinical trials. Some participants or staff may have difficulty following certain aspects of clinical trial protocols if quarantines impede movement, interrupt healthcare services or otherwise prevent compliance with clinical trial protocols. Similarly, our inability to successfully recruit, enroll and retain participants, principal investigators or site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state, could adversely impact our clinical trials. We may also experience delays in receiving approval from local or regional IRBs or regulatory authorities to initiate or modify our planned clinical trials.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, this widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the continuing spread of COVID-19 could materially affect our business and the value of our common stock.

The effects of the COVID-19 pandemic are still evolving and could become more severe. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change, and will depend on future developments that cannot be predicted with confidence at this time such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, Europe, China and other countries, and the effectiveness of actions taken globally to contain and treat the disease. We do not yet know the full extent of potential delays or impacts on our business including, without limitation, our clinical development and regulatory efforts, our corporate development objectives, our supply chain and the value of and market for our common stock. In addition, we do not yet know the full impact COVID-19 on our healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, financial condition and growth prospects.

We or the third parties upon whom we rely may be adversely impacted by natural disasters, health epidemics, political crises, and other catastrophic events or events outside of our control, which could materially impact our business results.

Our corporate headquarters is located in South San Francisco, California near recent wildfires and major geologic faults that have experienced earthquakes in the past. If a natural disaster, power outage, public health crisis, act of terrorism, malicious computer virus or other event outside of our control impacts our employees, or prevents us from using, or damages all or a significant portion of our property or facilities, including our headquarters, research facilities, remote work locations, clinical trial sites or the property or facilities of our manufacturers, suppliers or third-party service providers, our business and operating results could suffer. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur time delays and substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, and may not have adequate insurance to compensate us for losses we may incur from any such significant events, which could have a material adverse effect on our business. For example, we do not carry earthquake insurance.

Negative U.S. and global economic conditions may pose challenges to our business strategy, which relies in part on the financial markets, and may create other financial risks for us.

Negative conditions in the U.S. or global economy, including financial markets, may adversely affect our business and others with which we do or may conduct business. While significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole, it has already had a significant adverse impact on domestic and global economies, as well as the global financial markets. The duration and severity of these conditions is uncertain. If negative economic conditions persist or worsen, we may be unable to secure funding to sustain our operations and to advance our internal programs, even if we achieve positive results from our research and development, clinical and regulatory or business development efforts. Such negative conditions could also impact approval and commercialization of any drug candidates we develop, as well as our financial condition.

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

The development, manufacture and potential commercialization of our drug candidates will require substantial additional capital to fund expenses. We have entered into collaboration and license agreements with licensees and in the future may seek and form additional strategic alliances, or create joint ventures or collaborations or enter into acquisitions or additional licensing arrangements with third parties that we believe will help to accelerate or augment our development and commercialization efforts. These transactions can entail numerous operational and financial risks, and we cannot be certain that we will achieve the financial and other benefits that led us to enter into such arrangements. When we collaborate with a third party for development and commercialization of a drug candidate, we relinquish some or all of the control over, as well as a portion of potential financial benefits of, the future success of that drug candidate to such third party.

We are party to the Sanofi Agreement which provides Sanofi an exclusive license to PRN2246/SAR442168 and backup molecules for development in relapsing and progressive MS and other diseases of the central nervous system, or CNS. This agreement provides us with a strategic development and commercialization partner for our drug candidate PRN2246/SAR442168. Under the Sanofi Agreement, we are entitled to receive development, regulatory and commercial milestones that could total up to an aggregate of $765.0 million, as well as tiered royalties up to the mid-teens. We hold an option to fund a portion of Phase 3 development costs in return for, at our discretion, either a profit and loss sharing arrangement within the United States, or an additional worldwide royalty that would result in rates up to the high-teens. Only the additional royalty option would be available if we develop rilzabrutinib for major enumerated indications overseen by the FDA’s Division of Pulmonary, Allergy and Rheumatology Products or if we experience a change of control involving certain Sanofi competitors. In addition, if we exercise our option to fund a portion of Phase 3 development costs in exchange for a profit and loss sharing arrangement or additional worldwide royalty, we may in the future need to raise capital to support the resulting multiyear financial commitment. If capital is not available to us on acceptable terms, as and when needed, our business and prospects would be adversely impacted and we would not receive the full potential financial benefit of the Sanofi Agreement. In addition, if Sanofi is delayed in its development efforts or fails to adequately commercialize PRN2246/SAR442168 following regulatory approval, or fails to pursue PRN2246/SAR442168 in all key markets, our receipt of such payments could be delayed or adversely impacted. If Sanofi elects to terminate the agreement or cease its development of PRN2246/SAR442168, we would not receive the full potential financial benefit of our agreement and may be required to seek another commercial partner for PRN2246/SAR442168.

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

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-

solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

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

Regulation of data processing is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, use, disclosure and cross-border transfer of data. We and any collaborators may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative liabilities or penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Certain international data protection laws, including the EU’s General Data Protection Regulation (GDPR) and EU member state implementing legislation, apply to health-related and other personal information of individuals in the EU. These laws impose strict obligations on the ability to process health-related and other personal information of individuals in the EU, including in relation to collection, use, disclosure and cross-border transfer of that information. These include several requirements relating to the consent of the individuals to whom the personal information relates, the information that companies must provide to individuals about how they collect, use and disclose personal information, individual rights to access and delete their personal information, notification of data breaches to authorities and affected individuals, and the security and confidentiality of the personal data. The GDPR prohibits the transfer of personal data to countries outside of the European Economic Area (EEA) such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to other countries, including the United States, they are subject to legal challenges and uncertainty about compliance with EU data protection laws remains. Such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop, and market our products and services. Legal challenges in Europe to the mechanisms allowing companies to transfer personal data across national borders could result in further limitations on the ability to engage in cross-border data transfers, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support such transfers. For example, following a decision of the Court of Justice of the European Union in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework, or the Privacy Shield Framework, which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Additionally, other countries (including Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements of our practices. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric, health data, or other personal data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties of up to the greater of €20 million or 4% of annual global turnover (revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of drug candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, including in the European Union, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For additional detail regarding health care reform activities that may impact our business, see the section titled “Healthcare Reform” in Item I. Business of our Annual Report on Form 10-K.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (ii) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (iii) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (iv) established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (v) extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; (vi) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (vii) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Additionally, CMS promulgated regulations in 2018 that will give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On April 27, 2020, the U.S. Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. However, in March 2020, the U.S. Supreme Court announced it would consider the case in the term beginning in October 2020. It is unclear how such litigation and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business or financial condition.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. New laws may result in additional reductions in Medicare and other healthcare funding, which may adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program under MACRA will impact overall physician reimbursement.

Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rude codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, since 2016, Vermont requires certain manufacturer identified by the state to justify their price increases.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained. Further, it is possible that additional governmental action is taken to address the COVID-19 pandemic.

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

Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which E.U. rules will continue to apply. During the Transition Period, negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiration of the Transition Period. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the E.U. have either been postponed or occurred in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

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

Foreign Currency and Exchange Rate Risk

We contract with third parties outside of the United States for the manufacture and supply of drug candidates, and to conduct clinical trials and other research and development activities. While the majority of our contractual obligations are denominated in U.S. dollars, we are indirectly exposed to fluctuations in foreign currency exchange rates in connection with the liabilities incurred by us in these relationships. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of our manufacturers and other vendors could increase our costs, which may limit our growth or otherwise adversely affect our financial and operating results. We do not currently hedge our exposure to foreign currency fluctuations.

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

We cannot specify with any certainty the particular uses of our cash and cash equivalents, but we currently expect such uses will include our ongoing clinical development of rilzabrutinib and PRN473 Topical, our ongoing preclinical development of our other drug candidates and our other research and development activities. We will have broad discretion in the application of our cash and cash equivalents, which we may spend or invest in a way with which our stockholders disagree. From time to time, we may maintain a portfolio of investments in marketable debt securities, which are recorded at fair value. We have established investment guidelines with the objectives of maintaining safety of principal and liquidity. Credit rating agencies help evaluate the riskiness of investments, and such agencies may not accurately predict such risk. In addition, such agencies may reduce the credit quality of our individual holdings, which could adversely affect their value. Lower credit quality and other market events, such as changes in interest rates and deterioration in credit markets, may have an adverse effect on the fair value of our investment holdings and cash position. The failure by our management to apply these funds effectively could adversely affect our business and financial condition. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors.

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

Further, the JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition time to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period for complying with new or revised accounting standards applicable to public companies. Specifically, we have elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements to date may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will cease to be an emerging growth company as of December 31, 2020.

We cannot predict if investors will find our common stock less attractive because we currently rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. Since we will cease to be an emerging growth company as of December 31, 2020, we will no longer be able to take advantage of exemptions from various reporting requirements beginning with our periodic reports to be filed in the fiscal year 2021.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

As a result of being a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Global Select Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment would need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. To date, we have not been required to provide such attestation in our periodic Exchange Act filings, due to the exemption afforded to emerging growth companies as defined in the JOBS Act. However, beginning with our Annual Report on Form 10-K for the 2020 fiscal year, we will need to provide such attestation. We are currently preparing to comply with the independent registered public accounting firm attestation requirement for which we have incurred substantial additional professional fees and internal costs to expand our accounting and finance functions, expended significant management efforts, and are likely to incur additional costs and expend additional resources in the future.

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

Based upon shares outstanding as of June 30, 2020, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 63% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, referred to as the Federal Forum Provision. We previously disclosed in our Current Report on Form 8-K filed with the SEC on April 22, 2019 that in light of the Sciabacucchi decision issued by the Delaware Court of Chancery in December 2018, finding that provisions similar to the Federal Forum Provision are not valid under Delaware law, we did not intend to enforce the Federal Forum Provision unless the Sciabacucchi decision was reversed by the Delaware Supreme Court. In March 2020, the Delaware Supreme Court issued an opinion reversing the Delaware Chancery Court’s decision. Despite the ruling in Sciabacucchi, however, the enforceability of the Federal Forum Provision could be challenged in court in the future. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the Federal Forum Provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute, which could harm our business. In any event, these exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

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

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38653), filed with the SEC on September 18, 2018).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

Company Name

Date: August 6, 2020	By:	/s/ Martin Babler
Martin Babler
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Christopher Y. Chai
Christopher Y. Chai
Chief Financial Officer (Principal Financial and Accounting Officer)